Form 10-K
period 1993-12-31
GILBERT ASSOCIATES INC/NEW
filed 1994-03-28
CIK 740763

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549
                              __________
                              FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended   December 31, 1993
                                    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                     Commission File No. 0-12588

                       GILBERT ASSOCIATES, INC.
        (Exact name of registrant as specified in its charter)

            Delaware                               23-2280922
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)              Identification No.)

     P.O. Box 1498, Reading, Pennsylvania                19603
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (610) 775-5900

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class  Name of each exchange on which registered

          NONE


Securities registered pursuant to Section 12(g) of the Act:

    Class A Common Stock, par value $1.00 per share
                           (Title of Class)

    Class B Common Stock, par value $1.00 per share
                           (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes   X        No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [X]

The aggregate market value of the registrant's Class B (voting) Common Stock held by non-affiliates computed by reference to the NASDAQ closing sale price for the registrant's Class A (non-voting) Common Stock at February 25, 1994, was $24,718,165.

                                    Class A        Class B
Number of shares of each class
of common stock outstanding as
of February 25, 1994 (excluding
1,950,074 treasury shares):        5,680,806      1,354,420



                 DOCUMENTS INCORPORATED BY REFERENCE

                Document                    Part of 10-K in which
                                                Incorporated


Definitive proxy statement for              Part III
the 1994 Annual Meeting of the
holders of the Class B Common
Stock of Gilbert Associates, Inc.

                                PART I

ITEM 1.   BUSINESS.

     Gilbert Associates, Inc. (the "registrant") was organized as a holding company in 1984.  Through its operating subsidiaries, the largest of which is Gilbert/Commonwealth, Inc. ("G/C"), the registrant is engaged in the businesses of providing engineering and consulting services and the manufacture and sale of communication equipment.

G/C, formerly known as "Gilbert Associates, Inc." was organized in

1942.  The registrant and its subsidiaries are sometimes referred to herein collectively as the "Gilbert companies."

     The holding company structure separates the administrative and financing activities of the registrant from the activities of its operating subsidiaries.  The revenues, operating profits and identifiable assets of the registrant's engineering and consulting services and communication equipment segments for each of the last three years are stated in Note 14 to the consolidated financial statements contained in Part II, Item 8 of this report.


ENGINEERING AND CONSULTING SERVICES

     The engineering and consulting services business segment consists of the registrant's largest subsidiary, G/C, and its subsidiaries,

together with United Energy Services Corporation ("UESC"), Resource

Consultants, Inc. ("RCI") and SRA Technologies, Inc. ("SRA"), wholly-

owned subsidiaries of the registrant.  The operations of these subsidiaries have been consolidated for reporting purposes.

   G/C, based in Reading, Pennsylvania, provides a wide range of engineering and consulting services, including electrical, mechanical,

structural and nuclear engineering, construction management,

procurement, and consulting services.  G/C's major services are the design, engineering and supervision of the construction of electric power generating stations and electric transmission and distribution systems as well as upgrading and retrofitting existing power plants.

It also renders services to industrial clients and various

governmental agencies.  UESC primarily provides operations and engineering consulting services to the electric power generation industry.  RCI provides engineering, outplacement services, technical and other program support services to U.S. defense agencies,

principally the U.S. Navy and Army and other U.S. Government agencies.

   Effective December 10, 1993, the registrant acquired all of the outstanding capital stock of SRA Technologies, Inc. for $6,500,000 in cash.  The registrant also paid $1,500,000 in cash for other intangible assets, which resulted in a total purchase price of

$8,000,000.  SRA provides research and consulting services in life and environmental sciences, engineering and related technical areas.

   There were no other significant new business developments relating to the engineering and consulting segment during the fiscal year ended

December 31, 1993.*


* All references to particular years in the balance of this Report refer to the fiscal year ended on or about December 31 of such year. Thus, the fiscal year ended December 31, 1993 is from time to time referred to as simply "1993" elsewhere in this Report.

   The services of G/C and UESC in the engineering and consulting industry are not divisible into classes because the projects undertaken by G/C and UESC require the utilization, in varying proportions depending upon the project, of the skills and talents of staff members who are qualified in a variety of disciplines.  For example, a single project may involve the utilization of the services of mechanical engineers, electrical engineers, structural engineers,

draftspeople, clerical personnel and others.

    The following table sets forth for the past three fiscal years the revenues derived from the listed categories of engineering and consulting services rendered.


                                   Engineering and Consulting Revenues
                                        (in thousands of dollars)

                                        1993       1992      1991

Design and Related Services         $123,945   $127,844  $142,234

Operations Services                   61,834     85,351    61,874

Defense Related Services              57,624     51,027    35,801

   Operating profit and identifiable assets for the last three years within the engineering and consulting segment are disclosed in Note 14 to the consolidated financial statements in Part II, Item 8 of this report.

   The following table sets forth the approximate percentage of operating revenues derived from the principal markets served by the engineering and consulting segment during 1993 and the approximate percentage of backlog as of December 31, 1993 represented by work arrangements with clients in such markets:

                                  Percentage of      Percentage of Backlog
    Market for Services           1993 Revenues      as of December 31, 1993

    U.S. Private Industry             42%                    11%

    U.S. Federal, State and Local
      Governments and Agencies        52                     87

    Foreign Governments and
      Businesses                       6                      2


   The work arrangements of this segment, while varying, are

essentially either cost-plus or fixed-price.  G/C, UESC, RCI and SRA have limited the number and extent of their fixed-price commitments in light of their experience that extended periods of performance and changes in governmental requirements tend to make it difficult to make adequate allowance for escalation and contingencies in fixed-price quotations.  The majority of the Gilbert companies' engineering and consulting revenues was attributable to contracts other than fixed-price arrangements in each of the last three years.  In addition, fixed-price contracts represent less than a majority of the backlog attributable to such segment at December 31, 1993.  The ability to continue to sell services on a basis other than fixed-price will, however, depend upon a number of factors including the state of the national economy, the level of actual and planned capital and operating expenditures by prospective clients, and the trend of contracting practices in the markets in which such services are rendered.

   Inventory is not essential to the operations of the Gilbert companies' engineering and consulting segment.

   The subsidiaries comprising the Gilbert companies' engineering and consulting segment own various patents and trademarks and have pending applications for other patents.  However, such patents and trademarks are not individually or cumulatively significant to the business of such segment.

   Although the engineering and consulting segment is not dependent upon any single client, its five largest clients have generally accounted for approximately one-half of its total revenues.  During 1993,

the United States Government and the Tennessee Valley Authority ("TVA")

accounted for 24% and 16%, respectively, of total engineering and consulting revenues.  During 1992, the United States Government and TVA accounted for 20% and 10%, respectively, of total engineering and consulting revenues.  These amounts represent revenue earned by the registrant as prime contractor.  No other client or its affiliate accounted for 10%

or more of such revenues in 1993 or 1992.

   A substantial portion of the business of the engineering and consulting segment is obtained from clients served for a number of years.  In the years 1993 and 1992, services rendered to clients who had been served at least four years earlier accounted for 83% and 81%,

respectively, of the Gilbert companies' engineering and consulting revenues.  There is no assurance that work authorizations from such clients will account for a similar percentage of total revenues in the future.

   As of December 31, 1993 and January 1, 1993, respectively, the subsidiaries comprising the Gilbert companies' engineering and consulting segment had backlogs of contracts or work authorizations from which they had then anticipated estimated aggregate future revenues of approximately $407,000,000 and $308,000,000.  The backlog of RCI and SRA accounted for approximately 77% of the total segment backlog at December 31, 1993.  The backlog of RCI accounts for 54% of the total backlog of the engineering and consulting segment at January

1, 1993.  Substantially all of the backlog of RCI at such dates and

SRA as of December 31, 1993 represents work to be performed on government contracts for which funding has not yet been authorized.

Such funding authorizations are generally issued by the government in periodic increments during the contract term.  The subsidiaries comprising the engineering and consulting segment anticipate that approximately $133,000,000 of the revenues to be recognized by them under work authorizations outstanding at December 31, 1993 will be earned within the fiscal year ending December 30, 1994 and that additional revenues will be earned in 1994 from work authorizations received during the year.

   Consistent with standard industry practice for professional service organizations, work authorizations for the Gilbert companies'

engineering and consulting segment are terminable by their clients upon relatively brief notice, whether by the express terms of such work authorizations or otherwise.  The completion dates for a number of projects have been extended in the past, thereby lengthening the period of time during which the backlog of estimated revenues for those projects was to be earned. With the continued unsettled conditions in the engineering and consulting industry, it is possible that one or more projects included in the backlog at December 31, 1993 might be extended or even cancelled.  Work authorizations from the largest client included in such backlog total $143,000,000 for work on several U.S. Navy programs, of which $130,000,000 is subject to government funding.

   Since the majority of the operating costs of the subsidiaries comprising the Gilbert companies' engineering and consulting segment are payroll and payroll-related costs, and since their business is dependent upon the reputation and experience of their personnel, the quality of the services they render and their ability to maintain an organization which is qualified and adequately staffed to undertake and efficiently discharge assignments in the various fields in which such subsidiaries render services, a reasonable backlog is important for the scheduling of their operations and for the maintenance of a reasonably staffed level of operations.

   To the best of the knowledge of the registrant, no reliable data are available with respect to the total size of the market for engineering and consulting services for the full range of fields in which the registrant's subsidiaries are engaged.  The registrant's engineering and consulting subsidiaries compete with a number of firms in each of the fields in which they are active, and some of their competitors have substantially larger total revenues, greater financial resources and more diversified businesses.  Competition is based primarily on quality, reputation, experience and available skills and services. Frequently, however, formal or informal bidding procedures result in price competition. In terms of the number of employees rendering professional engineering and related services

(excluding those incident to construction and technician services),

the registrant believes that its engineering and consulting segment is one of the largest firms, but it is unable to determine its relative size within this group.  Moreover, since there are a great many firms rendering similar services as a portion of their businesses or to affiliated companies only, the registrant believes it does not constitute a substantial part of the total market for such services.

   A number of the engineering and consulting segment's clients utilize their own staffs to do all or a major part of their own engineering work.  Thus, the future business of the engineering and consulting segment of the Gilbert companies will be affected by the extent to which clients and potential clients utilize the services of outside engineering and consulting firms.  Such future business will also be affected by the rate of growth of the electric utility industry, the demand for new power generation facilities, and the level of expenditure for capital goods in the United States.

Reductions in United States government defense expenditures have recently been made and further reductions may follow.  Although the registrant has not been adversely affected by these events, it is unable to estimate the degree or nature of the impact of any such reductions on the engineering and consulting segment.

   The Energy Policy Act of 1992, which became law in October 1992,

includes various provisions which are expected to result in further deregulation of, and competition within, the electric utility industry and development of independent power production facilities.  The effect of these provisions on the registrant's business is not certain.  In addition, the Act contains amendments to the Atomic

Energy Act designed to provide for standardization of nuclear plant designs and to otherwise simplify the nuclear power plant licensing process and thereby encourage development of nuclear power reactors by utilities.  No new nuclear power plants have been ordered by utilities since 1978, and the effect of these amendments to the Atomic Energy

Act on the registrant's business is considered to be uncertain pending satisfactory resolution of nuclear waste disposal issues.

   The registrant's engineering and consulting subsidiaries do not engage in any material company-sponsored research activities relating to the development of new products or services or the improvement of existing products or services.  In the process of performing engineering and consulting services, some personnel of such

subsidiaries are periodically involved in customer-sponsored research activities for the improvement of products or services, but few employees are engaged in such activities on a full-time basis and they are not a material part of the Gilbert companies' engineering and consulting business.

   On December 31, 1993, the engineering and consulting segment had a total of 3,428 employees, of which 2,459 employees were professional and technical personnel.  In comparison, such segment had a total of

3,253 employees on January 1, 1993, of which 2,567 employees were professional and technical personnel.

COMMUNICATION EQUIPMENT

   The communication equipment segment of the business of the Gilbert companies consists of the sale and customizing of communications equipment and related systems by GAI-Tronics Corporation ("GAI-

Tronics"), a wholly-owned subsidiary of the registrant.

   GAI-Tronics is principally engaged in the development, assembly and marketing of communication and radio-controlled systems for industrial operations.  In serving such customers, GAI-Tronics provides custom services by adapting communications systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres.

   The value of orders for GAI-Tronics' systems may range from a minimal amount to several hundred thousand dollars.  GAI-Tronics'

significant class of products or services is the design and assembly of communication and radio-controlled systems.

   Effective December 28, 1993, GAI-Tronics acquired the net assets of

Instrument Associates, Inc. (IAI), for $5,704,000 in cash plus an additional amount to be paid based upon the achievement of certain earnings objectives.  Any additional amount will increase excess cost over equity in net assets and will not exceed $1,000,000.  IAI designs and manufactures land mobile radio communications devices.

   There were no other significant new business developments relating to GAI-Tronics during 1993.

    The approximate percentage of GAI-Tronics' sales derived from the principal markets for its products during 1993 and the approximate percentage of its backlog as of December 31, 1993 represented by contracts with clients in such markets, were as follows:

                              Percentage of    Percentage of Backlog
    Market for Products       1993 Revenues    as of December 31, 1993

    U.S. Private Industry          80%                 73%

    Foreign Governments and
      Businesses                   20                  27

Revenue, operating profit and identifiable assets for the last three years within the communications equipment segment are disclosed in

Note 14 to the consolidated financial statements in Part II, Item 8 of this report.

   GAI-Tronics is continually modifying its products and attempting to further expand its product line.  GAI-Tronics manufactures relatively few of the basic components employed in its equipment; instead, it primarily designs and assembles its equipment and systems by use of standard or special components manufactured by others.  Several sources of supply exist for such components so that GAI-Tronics is not dependent upon any single supplier.

    GAI-Tronics maintains a substantial inventory of components to satisfy its customers' requirements because GAI-Tronics provides mainly customized communication systems for specialized uses.

    GAI-Tronics owns various patents and trademarks.  However, such patents and trademarks are of less significance to GAI-Tronics'

operations than its experience and reputation.

    GAI-Tronics' business is not dependent upon a single customer or a very few customers.  An insubstantial amount of GAI-Tronics' sales in

1993 were made for installation in projects or to customers for which subsidiaries comprising the engineering and consulting segment had served as consulting engineer.  (See "Business - Engineering and

Consulting Services".)

    A substantial part of GAI-Tronics' business is obtained from customers to whom it has made previous sales.  In 1993 and 1992, sales made to customers who had made purchases at least four years earlier accounted for approximately 94% of GAI-Tronics' total net sales.

There is no assurance that sales from such customers will account for a similar percentage of total revenues in the future.  Many of GAI-

Tronics' sales are made as a result of proposals submitted in response to competitive bidding invitations.

    As of December 31, 1993 and January 1, 1993, GAI-Tronics had a

backlog of contracts from which it had anticipated estimated future revenue of approximately $6,850,000 and $7,079,000, respectively.

GAI-Tronics anticipates that substantially all of the goods reflected in its backlog at December 31, 1993, will be shipped in 1994.  GAI-

Tronics anticipates that the vast majority of its revenues earned in

1994 will be from orders received during the year.

    GAI-Tronics competes with a number of other organizations that develop and market specialized telephonic and communications systems.

Some of its competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of communications services and products.  GAI-Tronics' management believes that GAI-Tronics' history of quality, its reputation, experience and service are the most important factors in its being asked to submit bids and in purchasing decisions made by its customers.

    GAI-Tronics spent approximately $1,734,000, $1,309,000 and

$1,596,000 during 1993, 1992 and 1991, respectively, on company-

sponsored product development and improvement.  Several of GAI-

Tronics' professional employees routinely engage in company-sponsored product development and improvement on a full-time basis.  GAI-Tronics has not made material expenditures on product development and improvement projects sponsored by customers in the last three years.

    On December 31, 1993, GAI-Tronics had a total of 420 employees, of which 174 employees were professional and technical personnel.  In comparison, GAI-Tronics had a total of 392 employees on January 1,

1993, of which 169 were professional and technical personnel.



MISCELLANEOUS

    The registrant expects no material effect on the capital

expenditures, earnings and competitive position of the registrant and its subsidiaries from its or their compliance with federal, state or local laws or regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, although it does expect its engineering and consulting subsidiaries to undertake engineering work for many of their clients to support them in complying with such provisions.

   A portion of the revenue of the Gilbert companies is derived from customers or projects located outside the United States.  All foreign revenues were from work authorizations with customers unaffiliated with the Gilbert companies. Certain services rendered to foreign clients have been undertaken in association with financing supplied or guaranteed by the U.S. Government or by U.S. or international banking institutions such as the U.S. Agency for International Development.

Curtailment of such financing or guarantees could tend to reduce revenues from foreign sources.  The countries providing the largest portion of foreign revenues in 1993 were the United Kingdom and

Canada.

    The businesses of the registrant's subsidiaries are not seasonal to any material extent.


ITEM 2. PROPERTIES.

    The physical properties owned and leased within the engineering and consulting segment consist primarily of office space and furniture and equipment.  Certain subsidiaries of the registrant own land and several buildings containing approximately 618,000 square feet of office space, located in and near Reading, Pennsylvania and in

Huntsville, Alabama.  Most of this office space is in buildings situated on approximately 40 acres of a 530 acre tract.  Located in these buildings are the headquarters of the registrant and G/C, as well as G/C's engineering and design and related operations, and offices of UESC and GAI-Tronics.

   RCI leases a total of 146,000 square feet of office space,

primarily in the Washington, D.C. area, used for engineering and technical support activities under leases expiring between 1994 and

1996.  Of this total, 78,600 square feet is leased under two separate agreements with limited partnerships in which certain officers and an employee of RCI hold limited partnership interests representing approximately 26% of the total equity of the partnerships which existed prior to the registrant's acquisition of RCI.  These leases expire in 1995 and 1996.

    SRA leases from unrelated parties a total of 98,000 square feet of both office and laboratory space primarily in the Washington, D.C.

area used for various engineering and biomedical research activities under leases expiring between 1994 and 2003.

    UESC leases, from unrelated parties, approximately 61,000 square feet of office space primarily in the Louisville, Tennessee and

Atlanta, Georgia areas used for engineering activities under leases expiring in 1995 and 1999, respectively.

    GAI-Tronics' plants are located near Reading, Pennsylvania,

Archdale, North Carolina, and in Memphis, Tennessee.  The plant near

Reading, Pennsylvania is in a building which it leases from an industrial development authority under a non-cancellable lease expiring in 1994.  The lease includes an option for GAI-Tronics to purchase the building at the expiration of the lease for a nominal amount.  The plant, which is used to design and assemble

communications systems, consists of approximately 74,000 square feet and is located on a 17-acre tract of land owned by GAI-Tronics.  The plants located in Archdale, North Carolina, and Memphis, Tennessee,

which are also used to design and assemble communications systems are leased by GAI-Tronics and consist of approximately 20,000 and 50,000 square feet with leases expiring in 1998 and 2000, respectively.

   Green Hills Management Company, the registrant's wholly-owned real estate development and management subsidiary, owns a 130,000 square foot office building to be leased to third parties.  As of the end of

1993, approximately 44,000 square feet of space is occupied under leases which expire in 2003.  In addition, Green Hills Management

Company leases to unrelated parties approximately 105,000 square feet of space within the buildings in the Reading, Pennsylvania area described earlier.  These leases expire in 2004.

    Certain subsidiaries of the registrant lease, from unrelated parties, facilities used for branch and project offices.  None of these leased facilities is material in relation to the total space occupied by the registrant and its subsidiaries.

    The registrant and its subsidiaries believe that their existing facilities are suitable and adequate for their present purposes.

    The registrant and its subsidiaries own the majority of the office furniture and equipment used by them; however, they also lease a substantial amount of equipment under agreements generally for terms not in excess of five years.


ITEM 3. LEGAL PROCEEDINGS.

    The registrant and its subsidiaries are involved in various disputes which have resulted in pending litigation arising in the ordinary course of business as to which, in the opinion of the management of the registrant, no material adverse effect on the registrant's financial statements is expected to result.

   On June 18, 1993, following a trial, a Michigan Circuit Court jury found that one of the registrant's subsidiaries had unlawfully discriminated against a former employee on the basis of age when the registrant closed its Jackson, Michigan office in 1988 without offering the employee another position.  The jury awarded the plaintiff compensatory damages of $1.4 million plus interest.  The registrant has appealed the decision but cannot estimate when the case will be resolved.  There can be no assurance as to the outcome of this case.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 1993.


ITEM 4A.    EXECUTIVE OFFICERS OF REGISTRANT.

    The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the registrant are as follows:



    Name *               Position and Previous Experience           Age


    Timothy S. Cobb   Mr. Cobb has been Chief Executive Officer      52
                      since March 1994 and President and
                      Chief Operating Officer since October 1993.
                      Mr. Cobb served as President of Gilbert/
                      Commonwealth, Inc. (subsidiary of
                      registrant) from January 1991 to September
                      1993.  He served as President of GAI-Tronics
                      Corporation (subsidiary of registrant) from
                      October 1988 to December 1991.

    James R. Itin     Mr. Itin has been Vice President and          61
                      Chief Financial Officer since May 1979.


* On March 1, 1994, Timothy S. Cobb succeeded Alexander F. Smith as Chief Executive Officer. Mr. Smith remains Chairman of the Board of Directors.

   None of the above officers has a family relationship with another such officer.  None of the officers was selected as a result of any arrangement or understanding with any other person other than directors of the registrant acting solely in their capacities as such.


                               PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

          SECURITY HOLDER MATTERS.

    The registrant's Class A Common Stock is traded in the over-the-

counter market.  Price quotations are available through the NASDAQ system under the symbol GILBA.  The following tabulation sets forth the high and low price quotations by quarter as reported by the NASDAQ

Stock Market and cash dividends declared on each share of Class A and

Class B Common Stock.  Prices quoted represent high and low closing sale prices on the NASDAQ National Market System.



    1993           1992                                Dividends
 High   Low     High   Low                           1993     1992

$21.50 $19.25  $22.38 $18.50       First Quarter     $.18     $.18
 21.75  20.25   19.25  15.50       Second Quarter     .18      .18
 21.50  16.25   19.25  15.75       Third Quarter      .20      .18
 17.00  14.50   20.00  18.00       Fourth Quarter     .20      .18

    At December 31, 1993, the approximate number of record holders of common stock was 3,500.

ITEM 6.   SELECTED FINANCIAL DATA

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Five Year Summary/Selected Financial Data


Summary of Operations:           1993            1992          1991            1990          1989

Total Revenue            $291,606,000    $301,209,000  $277,428,000    $260,633,000  $257,383,000

Costs and Expenses        280,444,000     286,243,000   272,082,000     242,149,000   239,041,000

Net Income                  6,452,000(1)    9,057,000     3,252,000(2)   11,664,000    10,951,000

Per Share of Class A and Class B Common Stock:

  Net Income                      .87            1.19           .42            1.48          1.34

  Dividends to Stockholders       .76             .72           .72             .68           .64

Average Shares Outstanding  7,417,272       7,605,567     7,748,736       7,898,791     8,194,443





Summary of Financial Position:

Total Assets             $171,057,000    $165,424,000  $169,155,000    $159,247,000  $163,791,000

Long-Term Debt              1,066,000       1,097,000     4,330,000         228,000       450,000

Stockholders' Equity      118,114,000     124,042,000   125,268,000     129,808,000   127,058,000

Stockholders' Equity
  per Share                     16.82           16.65         16.25           16.66         15.99

Number of Employees             3,848           3,645         3,398           3,126         3,288



    Per share amounts and average shares outstanding have been adjusted for the effects of a five-for-four stock split effective May 4, 1990.
(1) Decreased by $1,320,000 to increase reserves for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988 (Note 9) and $200,000 for changes in accounting principles (Notes 3 and 6).
(2) Decreased by $4,920,000 for expenses associated with the realizability of certain assets, anticipated losses on certain contracts and restructuring charges (note 9).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

          FINANCIAL CONDITION


    Net income decreased by $2,605,000 or $.32 per share in 1993 as compared to 1992.  Net income in 1993 was decreased by $1,320,000 (net of

$880,000 income tax benefit) or $.18 per share to increase reserves for claims filed by former employees, and by $200,000, or $.03 per share for the cumulative effect of changes in accounting principles.  Note 9 to the consolidated financial statements more fully discusses the claims filed by former employees, while Notes 3 and 6 discuss the cumulative effect of changes in accounting principles.  Excluding the charges, net income and earnings per share decreased 12% and 9%, respectively, in 1993 as compared to 1992 on a revenue decrease of 3%.  The unfavorable relationship between the change in net income and revenue relates primarily to overhead expenses remaining at the same level as last year despite a decline in revenue volume.  The decline in net income was greater than the decline in earnings per share due to a fewer number of shares outstanding.  After excluding the

1991 charge as described in Note 9, net income and earnings per share increased

11% and 12%, respectively, in 1992 as compared to 1991 on a revenue increase of

7%.  The favorable relationship between the change in net income and earnings per share and revenue resulted from lower overhead expenses in the engineering and consulting segment.

    The engineering and consulting segment reported an 8% decrease in revenue in 1993 compared to 1992.  The decrease is due primarily to declines in the volume of services provided to the nuclear power market.

These declines are partially offset by increases in U.S. defense related revenue.  The gross profit percentage was 24% in 1993 and 1992.  Revenue increased 9% in 1992 compared to 1991 after excluding $3,125,000 associated with the 1991 charge.  The increase was due primarily to the acquisition of

GENSYS Corporation and Digital Engineering, Inc. and a U.S. defense contract relating to a job assistance program.  The increased revenue was partially offset by the loss of an engineering services contract with Tennessee Valley Authority late in 1991. Gross profit declined to 24% in 1992 from 25% in 1991, excluding the 1991 charge.

    The communication equipment segment revenue increased 30% in 1993 as compared to 1992.  The increase relates primarily to revenue derived from the acquisition of the Femco Division of Mark IV Industries in late 1992.

The gross profit percentage decreased 2% in 1993 to 34% due primarily to sales of lower margin products.  Revenue volume increased 3% in 1992 as compared to 1991 due to a higher level of goods sold.  The gross profit percentage was 36% in both 1992 and 1991.

    Interest and other income, net, increased 31% in 1993 compared to

1992 due primarily to fees earned on a joint venture within the engineering and consulting segment.  Interest and other income, net, decreased 26% in

1992 as compared to 1991 after exclusion of $250,000 associated with the

1991 charge.  The decrease relates primarily to lower interest rates on lower investment balances offset in part by fees earned on a joint venture.

    Selling, general and administrative expenses were substantially unchanged in 1993 compared to 1992 after exclusion of expenses related to the claims filed by former employees.  Selling, general and administrative expenses decreased 2% in 1992 from 1991 after excluding $3,975,000 associated with the 1991 charge.  The decrease is related primarily to lower overhead payroll expenses within the engineering and consulting segment.

Depreciation and amortization increased 12% in 1993 compared to 1992 due primarily to depreciation on the office facility completed in late 1992.

Depreciation and amortization increased 12% in 1992 as compared to 1991 after excluding $50,000 associated with the 1991 charge due primarily to additions to property, plant and equipment within the engineering and consulting segment.  Interest expense was not significant in either 1993 or

1992. Interest expense decreased in 1992 from 1991 due to the capitalization of interest, as well as prepayment of debt in early 1992.

    Income before provision for taxes on income and cumulative effect of changes in accounting principles decreased 11% compared to the prior year after excluding expenses related to the claims filed by former employees.

The decrease relates primarily to lower volume in the engineering and consulting segment, particularly the nuclear services market, offset in part by higher volume in the communication equipment segment.  In order to improve results, higher revenue volume must be attained within the engineering and consulting segment and overhead cost reductions must be made where appropriate.  Income before provision for taxes on income and cumulative effect of changes in accounting principles increased 17% in 1992 compared to the prior year after excluding $7,400,000 associated with the

1991 charge.  The increase relates primarily to improved performance within the engineering and consulting segment offset in part by a decline in interest and other income, net.

    The provision for taxes on income increased from an effective tax rate of 39% in 1992 to 40% in 1993 due primarily to the enacted increase in the statutory federal income tax rate to 35%. The provision for taxes on income increased from an effective tax rate of 36% in 1991 to 39% in 1992 after exclusion of the $2,480,000 tax benefit relative to the 1991 charge.  The increase relates primarily to a decline in utilization of capital losses to reduce federal income taxes during 1992 offset in part by a lower effective state income tax rate.

    Working capital decreased $10,088,000, or 18% in 1993.  Cash and cash equivalents and short-term investments declined $2,365,000 during the year.

The declines relate primarily to the recent acquisitions of SRA

Technologies, Inc., and Instrument Associates, Inc. (IAI), as well as payments to repurchase company stock.  The company does not anticipate requiring long-term financing during the next year.  Available cash and cash equivalents, combined with amounts generated from operations, should provide adequate working capital to satisfy operating requirements and the contingent payouts to former GENSYS stockholders and IAI principals.

Unused lines of credit with three banks aggregating $11,475,000 are also available for short-term cash needs. No material restrictions on cash transfers between the company and its subsidiaries exist.

    In 1992 the FASB issued Statement of Financial Accounting Standards No.

112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), which requires companies under certain circumstances to recognize costs currently for postemployment benefits.  This statement becomes effective in 1994.

The company's current method of accounting for these costs is in accordance with SFAS 112.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Responsibility for Financial Reporting

    The accompanying consolidated financial statements and notes thereto are the responsibility of, and have been prepared by, management of the company in accordance with generally accepted accounting principles. Management believes the consolidated financial statements reflect fairly the results of operations and financial position of the company in all material respects. The consolidated financial statements include certain amounts that are based upon management's best estimates and judgment regarding the ultimate outcome of transactions which are not yet complete.

    Management believes that the accounting systems and related systems of internal control are sufficient to provide reasonable assurance that assets are safeguarded, transactions are properly authorized and included in the accounting records, and that those records provide a reliable basis for preparation of the company's consolidated financial statements. Reasonable assurance is based upon the concept that the cost of a system of internal control must be related to the benefits derived. The company maintains an internal audit function that periodically assesses the effectiveness of the systems of internal control and makes recommendations for possible improvement.

    The company's financial statements have been audited by Coopers & Lybrand, independent accountants, as stated in their report below. They have been elected to perform this function by the stockholders of the company. Management has made available to Coopers & Lybrand all of the company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

                              A. F. Smith
                              Chairman


                              T. S. Cobb
                              President and Chief Executive Officer


                              J. R. Itin
                              Vice President and Chief Financial Officer

Report of Independent Accountants

To the Stockholders and Board of Directors, Gilbert Associates, Inc.:
    We have audited the accompanying consolidated balance sheets of Gilbert Associates, Inc. and Subsidiaries as of December 31, 1993 and January 1, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilbert Associates, Inc. and Subsidiaries as of December 31, 1993 and January 1, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

    As discussed in Notes 3 and 6 to the consolidated financial statements, the company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 4, 1994                                  COOPERS & LYBRAND

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the years 1993, 1992 and 1991
                                                1993           1992         1991
Revenue:

    Engineering and consulting revenue  $243,403,000   $264,222,000 $239,909,000
    Communication equipment sales         41,987,000     32,233,000   31,371,000
    Interest and other income, net         6,216,000      4,754,000    6,148,000
                                         -----------    -----------  -----------
                                         291,606,000    301,209,000  277,428,000
                                         -----------    -----------  -----------

Costs and expenses:

    Engineering and consulting costs     185,233,000    200,892,000  181,804,000
    Communication equipment costs         27,632,000     20,490,000   19,985,000
    Selling, general and administrative
      expenses                            60,958,000     59,041,000   64,209,000
    Depreciation and amortization          6,416,000      5,725,000    5,160,000
    Interest expense                         205,000         95,000      924,000
                                         -----------    -----------  -----------
                                         280,444,000    286,243,000  272,082,000
                                         -----------    -----------  -----------
Income before provision for taxes
  on income and cumulative effect
  of changes in accounting principles     11,162,000     14,966,000    5,346,000
Provision for taxes on income              4,510,000      5,909,000    2,094,000
                                         -----------    -----------  -----------
Income before cumulative effect
  of changes in accounting principles      6,652,000      9,057,000    3,252,000
Cumulative effect of changes in
  accounting principles                     (200,000)         -            -
                                         -----------    -----------  -----------
    Net Income                          $  6,452,000   $  9,057,000 $  3,252,000
                                         ===========    ===========  ===========
Net income per average number of Class A
  and Class B shares outstanding:

  Income before cumulative effect
    of changes in accounting principles         $.90          $1.19         $.42
  Cumulative effect of changes in
    accounting principles                       (.03)            -            -
                                         -----------    -----------  -----------
  Net Income                                    $.87          $1.19         $.42
                                         ===========    ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the years 1993, 1992 and 1991
                                                     1993         1992         1991
Cash flows from operating activities:

Net income                                    $ 6,452,000  $ 9,057,000  $ 3,252,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                 6,416,000    5,725,000    5,160,000
  Provision for doubtful accounts, net            810,000      121,000      252,000
  Provision for estimated liability for
   contract losses, net                           223,000      135,000    1,960,000
  Benefit from deferred income taxes           (1,000,000)  (1,505,000)  (1,120,000)
  Cumulative effect of changes in accounting
   principles                                     200,000         -           -
  Gain on sale of short-term investments          (20,000)    (155,000)    (738,000)
  Changes in current assets and current
   liabilities, net of effects from
   acquisitions:
    Accounts receivable and unbilled revenue    9,542,000    4,094,000   (1,925,000)
    Inventories                                   482,000    2,097,000      367,000
    Other current assets                         (183,000)     310,000     (641,000)
    Accounts payable and salaries and wages    (1,401,000)    (649,000)     756,000
    Other accrued liabilities                   1,308,000    4,278,000    1,357,000
    Income taxes, currently payable              (505,000)   1,544,000   (2,848,000)
    Estimated liability for contract losses      (572,000)    (617,000)    (420,000)
    Contractual billings in excess of
      recognized revenue                           61,000       21,000      697,000
  Other, net                                      601,000     (168,000)     154,000
                                               ----------   ----------   ----------
    Net cash provided by operating activities  22,414,000   24,288,000    6,263,000
                                               ----------   ----------   ----------
Cash flows from investing activities:
 Payments for acquisitions, net of cash
   acquired                                   (14,161,000)  (9,782,000)  (5,720,000)
 Proceeds from sale of Gilbert/Commonwealth
  Inc. of Michigan                                   -            -       8,575,000
 Net decrease in short-term investments         6,149,000   15,354,000   12,627,000
 Payments for property, plant and equipment    (4,441,000) (12,041,000)  (9,257,000)
 Proceeds from sale of property, plant
  and equipment                                 1,263,000      169,000      206,000
                                               ----------   ----------   ----------
    Net cash (used for) provided by
     investing activities                     (11,190,000)  (6,300,000)   6,431,000
                                               ----------   ----------   ----------





The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the years 1993, 1992, and 1991


                                                   1993           1992         1991

Cash flows from financing activities:
 Payments of long-term debt                 $  (545,000)  $ (7,582,000) $(1,469,000)
 Net borrowings under note payable            5,000,000           -             -
 Issuance of treasury stock in connection
   with stock option, award and purchase
   plans                                        543,000        509,000      925,000
 Payments to acquire treasury stock          (7,262,000)    (5,138,000)  (3,025,000)
 Cash dividends paid                         (5,650,000)    (5,480,000)  (5,581,000)
 Other, net                                     454,000         34,000       11,000
                                             ----------     ----------    ---------
Net cash used for financing activities       (7,460,000)   (17,657,000)  (9,139,000)
                                             ----------     ----------    ---------

Net increase in cash and
 cash equivalents                             3,764,000        331,000    3,555,000
Cash and cash equivalents at beginning
 of year                                      6,952,000      6,621,000    3,066,000
                                             ----------     ----------   ----------
Cash and cash equivalents at end of year    $10,716,000   $  6,952,000  $ 6,621,000
                                             ==========     ==========   ==========
Supplemental cash flow disclosures:
 Interest paid, net of interest capitalized $   122,000   $     91,000  $ 1,005,000
 Income taxes paid, net of refunds received $ 6,015,000   $  5,870,000  $ 6,062,000












The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1993 and January 1, 1993


ASSETS                                     Dec. 31, 1993   Jan. 1, 1993


Current assets:
Cash and cash equivalents                   $ 10,716,000   $  6,952,000
Short-term investments                             -          6,129,000
Accounts receivable, net of allowance
 for doubtful accounts of $3,427,000
 in 1993 and $2,796,000 in 1992               38,526,000     44,383,000
Unbilled revenue                              23,480,000     23,335,000
Inventories                                    6,402,000      5,877,000
Deferred income taxes                          6,115,000      2,080,000

Other current assets                           5,751,000      4,965,000
                                             -----------    -----------
    Total current assets                      90,990,000     93,721,000
                                             -----------    -----------
Property, plant and equipment, at cost:
Land                                           3,702,000      3,847,000
Buildings                                     41,885,000     42,470,000
Furniture and equipment                       43,888,000     39,526,000
                                             -----------    -----------
                                              89,475,000     85,843,000
Less accumulated depreciation and
  amortization                                46,924,000     41,158,000
                                             -----------    -----------
                                              42,551,000     44,685,000
                                             -----------    -----------
Deferred income taxes                              -            825,000

Other assets                                   2,117,000        734,000

Excess of cost of investment in
  subsidiaries over equity in net
  assets at dates of acquisition              35,399,000     25,459,000
                                             -----------    -----------
    Total Assets                            $171,057,000   $165,424,000
                                             ===========    ===========






The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1993 and January 1, 1993


LIABILITIES                                         Dec. 31, 1993 Jan. 1, 1993


Current liabilities:
Note payable                                         $  5,000,000 $      -
Current maturities of long-term debt                      280,000      546,000
Accounts payable                                        5,593,000    4,434,000
Salaries and wages                                      9,469,000    8,282,000
Income taxes, currently payable                         1,868,000    3,475,000
Estimated liability for contract losses                 3,813,000    3,862,000
Other accrued liabilities                              15,814,000   13,942,000
Contractual billings in excess of
 recognized revenue                                     2,194,000    2,133,000
                                                      -----------  -----------
    Total current liabilities                          44,031,000   36,674,000
                                                      -----------  -----------
Long-term debt                                          1,066,000    1,097,000
Other long-term liabilities, principally
 retirement programs                                    7,036,000    3,611,000
Deferred income taxes                                     810,000        -
Commitments and contingencies                               -            -

STOCKHOLDERS' EQUITY

Capital stock:
  Class A common stock, nonvoting, par value
   $1 per share Issued:  1993, 7,625,566 shares;
    1992, 7,699,632 shares                              7,625,000    7,699,000
  Class B common stock, voting, par value $1 per share
   Issued and outstanding:  1993, 1,359,734 shares;
    1992, 1,285,668 shares                              1,360,000    1,286,000
Capital in excess of par value                         38,932,000   38,899,000
Retained earnings                                     101,081,000  100,279,000
Foreign currency translation adjustments                   83,000       94,000
Class A common stock held in treasury, at cost:
    1993, 1,961,474 shares; 1992, 1,533,618 shares    (30,967,000) (24,215,000)
                                                      -----------  -----------
                                                      118,114,000  124,042,000
                                                      -----------  -----------
    Total Liabilities and Stockholders' Equity       $171,057,000 $165,424,000
                                                      ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1993, 1992 and 1991

                                                   Common Stock
                                               --------------------
                                          Class A                Class B
                                          -------                -------
                                     Shares     Amount      Shares      Amount
                                     ------     ------      ------      ------

Balances at December 28, 1990     7,714,639 $7,714,000  1,270,661  $1,271,000
Conversion from Class B to
  Class A, net                      129,387    130,000   (129,387)   (130,000)
                                  ---------  ---------  ---------   ---------
Balances at January 3, 1992       7,844,026  7,844,000  1,141,274   1,141,000
Conversion from Class A to
  Class B, net                     (144,394)  (145,000)   144,394     145,000
                                  ---------  ---------  ---------   ---------
Balances at January 1, 1993       7,699,632  7,699,000  1,285,668   1,286,000
Conversion from Class A to
  Class B, net                      (74,066)   (74,000)    74,066      74,000
                                  ---------  ---------  ---------   ---------
Balances at December 31, 1993     7,625,566 $7,625,000  1,359,734  $1,360,000
                                  =========  =========  =========   =========
























The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1993, 1992 and 1991
                                                                         Foreign             Class A
                                        Capital in                      Currency         Treasury Stock
                                         Excess of        Retained   Translation        --------------
                                         Par Value        Earnings   Adjustments      Shares       Amount
                                         ---------        --------   -----------      ------       ------
Balances at December 28, 1990          $38,939,000    $ 99,031,000     $ 379,000   1,194,660 $(17,526,000)
Net Income                                               3,252,000
Cash dividends paid, $.72 per
  share                                                 (5,581,000)
Translation adjustments                                                 (111,000)
Purchase of treasury stock                                                           145,334   (3,025,000)
Issuance of treasury stock in
  connection with stock option,
  award and purchase plans                 (51,000)                                  (64,928)     976,000
                                        ----------      ----------       -------   ---------   ----------
Balances at January 3, 1992             38,888,000      96,702,000       268,000   1,275,066  (19,575,000)
Net income                                               9,057,000
Cash dividends paid, $.72 per
  share                                                 (5,480,000)
Translation adjustments                                                 (174,000)
Purchase of treasury stock                                                           290,682   (5,138,000)
Issuance of treasury stock in
  connection with stock option,
  award and purchase plans                  11,000                                   (32,130)     498,000
                                        ----------     -----------       -------   ---------  -----------
Balances at January 1, 1993             38,899,000     100,279,000        94,000   1,533,618  (24,215,000)
Net income                                               6,452,000
Cash dividends paid, $.76 per
  share                                                 (5,650,000)
Translation adjustments                                                  (11,000)
Purchase of treasury stock                                                           459,947   (7,262,000)
Issuance of treasury stock in
  connection with stock option,
  award and purchase plans                  33,000                                   (32,091)     510,000
                                        ----------     -----------       -------   ---------  -----------
Balances at December 31, 1993          $38,932,000    $101,081,000     $  83,000   1,961,474 $(30,967,000)
                                        ==========     ===========       =======   =========  ===========
The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements


1. SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR: The company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The 1993 fiscal year is comprised of 52 weeks and ended on December 31, 1993. The 1992 and 1991 fiscal years were comprised of 52 and 53 weeks and ended on January 1, 1993 and January 3, 1992, respectively.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and its subsidiaries. All material intercompany transactions have been eliminated. Investments in joint ventures where the company does not have a controlling interest are accounted for under the equity method.

RECOGNITION OF REVENUE: The company recognizes revenue on contracts entered into for engineering and consulting services as the work is performed. Costs and expenses are charged to operations as incurred. Losses, estimated to be sustained upon completion of contracts, are charged to income in the year such estimates are determined.

INSURANCE PROGRAMS: The company is insured for professional liability, health care costs and workers' compensation through the combination of various commercial insurance companies and self-insurance. The self-insurance reserves for reported claims and claims incurred but not yet reported are estimated based upon historical claims experience. The self-insurance reserves total $6,925,000 and $5,970,000 as of December 31, 1993 and January 1,
1993, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION AND
AMORTIZATION: For financial reporting purposes, the company provides for depreciation and amortization of property, plant and equipment, including assets under capital leases, on the straight-line method over the estimated useful lives of the various classes of assets. For income tax purposes, the company uses accelerated depreciation where permitted.

Cost of maintenance and repairs is charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Interest cost capitalized in 1992 and 1991 amounted to $420,000 and $226,000, respectively. The company incurred $205,000, $515,000 and $1,150,000 of interest expense in 1993, 1992 and 1991, respectively.

AMORTIZATION OF EXCESS COST: Substantially all of the excess of cost of investment in certain subsidiaries over equity in net assets at the dates of acquisition is being amortized by charges to operations on a straight-line basis over 40 years, and such amortization amounted to $778,000 in 1993, $605,000 in 1992 and $543,000 in 1991. Accumulated amortization amounted to $4,775,000 at December 31, 1993 and $3,997,000 at January 1, 1993.

INVENTORIES: Inventory values are determined on the first-in, first-out (FIFO) method and are stated at the lower of cost or market.

INCOME TAXES: The company utilizes the liability method of accounting for income taxes. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

STATEMENTS OF CASH FLOWS: For purpose of the consolidated statements of cash flows, the company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

At January 3, 1992, approximately $1,200,000 of accounts payable relating to the acquisition of property, plant and equipment was excluded from the consolidated statement of cash flows.

FOREIGN CURRENCY TRANSLATION: Adjustments resulting from the translation of financial statements of foreign subsidiaries into U.S. dollars are excluded from the determination of income and accumulated in a separate component of stockholders' equity. Gains or losses on foreign currency transactions are reported in income. Such amounts were not significant during any of the periods presented.

RECLASSIFICATION: The consolidated balance sheet and consolidated statements of cash flows have been reclassified to conform with current year presentation.

2. ACQUISITIONS/DISPOSITION:

On December 10, 1993, the company acquired all of the outstanding capital stock of SRA Technologies, Inc. (SRA) for $6,500,000 in cash. The company also paid $1,500,000 in cash for other intangible assets, which resulted in a total purchase price of $8,000,000. On December 28, 1993, the company acquired the net assets of Instrument Associates, Inc. (IAI) for $5,704,000 in cash plus an additional amount to be paid based upon the achievement of certain earnings objectives. Any additional amount will increase excess cost over equity in net assets and will not exceed $1,000,000.

The following unaudited consolidated pro forma results of operations for the years 1993 and 1992 include SRA and IAI as if they were acquired at the beginning of 1992:

                                         1993            1992
                                     -----------     -----------
Revenue                              $313,951,000    $322,251,000
Net income                             $7,046,000      $9,854,000
Net income per average number
  of Class A and Class B shares              $.95           $1.29

The pro forma results of operations include adjustments for elimination of interest income on cash used in the acquisitions, amortization of intangible assets and lower compensation costs.

On December 21, 1992, the company acquired the net assets of the Femco Division of Mark IV Industries, Inc. (Femco) for $8,782,000 in cash.

On July 19, 1991, the company acquired all of the outstanding capital stock of Digital Engineering, Inc. for $6,800,000 in cash. On April 1, 1991, the company acquired all of the outstanding capital stock of GENSYS Corporation for $1,021,000 in cash. During the first quarters of 1993 and 1992, the company paid the former stockholders of GENSYS an additional $1,250,000 and $1,000,000, respectively, in cash as part of the purchase agreement resulting in an increase in excess cost over equity in net assets. An additional amount may be paid to the former stockholders of GENSYS next year based upon the achievement of certain earnings objectives. Any additional amount will increase excess cost over equity in net assets and will not exceed $1,500,000.

All acquisitions were accounted for as purchases, and excess cost over equity in net assets was determined based upon the fair values of assets acquired and liabilities assumed. At the dates of acquisition, such liabilities aggregated $6,336,000, $1,342,000 and $4,602,000 in 1993, 1992 and 1991, respectively. After considering the additional payments made to former GENSYS stockholders through 1993, the excess cost over equity in net assets for SRA, IAI, Femco, Digital Engineering and GENSYS was $3,563,000, $5,639,000, $5,752,000, $3,358,000 and $1,856,000, respectively, which is being amortized on a straight-line basis over 40 years. The company's consolidated statements of income include the results of operations of the acquired businesses since the dates of acquisition.

During the first quarter of 1991, the company sold the stock of Gilbert/Commonwealth Inc. of Michigan ("Michigan"), a wholly-owned subsidiary, to an unrelated party for $9,325,000 in cash. Michigan assets totaled $9,366,000 which included a note receivable from the company in the amount of $8,545,000, which was paid in full during 1992. The sale of Michigan had no material impact on the results of operations of the company, but resulted in a capital loss for federal income tax purposes of $10,225,000. This loss is deductible only to the extent of capital gains and may be carried forward until expiration in 1996.

3. INCOME TAXES:

In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). As a result of this change, net income increased
$700,000 or $.09 per share due to the recording of deferred income tax assets not previously recognized. This adjustment was recorded as a cumulative effect of change in accounting principles.

Income tax provisions consist of the following:

                          1993          1992            1991
                          ----          ----            ----
Current:
  Federal          $ 5,035,000   $ 6,585,000     $ 2,809,000
  State and
    foreign            475,000       829,000         405,000
                    ----------    ----------      ----------
                     5,510,000     7,414,000       3,214,000
                    ----------    ----------      ----------

Deferred:
  Federal             (900,000)   (1,285,000)     (1,275,000)
  State               (100,000)     (220,000)        155,000
                    ----------    ----------      ----------
                    (1,000,000)   (1,505,000)     (1,120,000)
                    ----------    ----------      ----------
                   $ 4,510,000   $ 5,909,000      $2,094,000
                    ==========    ==========      ==========

The components of the net deferred income tax asset at December 31, 1993 are as follows:

  Net current deferred income tax asset          $ 6,115,000
  Net non-current deferred income tax liability     (810,000)
                                                  ----------
  Net deferred income tax asset                  $ 5,305,000
                                                  ==========
The tax effects of temporary differences which comprise the deferred tax assets and liabilities at December 31, 1993 are as follows:

Deferred income tax assets:

  Reserves for contract disallowances
    and bad debts                             $ 2,940,000
  Self-insurance reserves                       2,817,000
  Retirement liabilities                        2,366,000
  Vacation accrual                              1,276,000
  Legal claims reserves                           950,000
  Other                                         1,926,000
                                               ----------
                                               12,275,000
                                               ----------

Deferred income tax liabilities:

  Depreciation                                  2,937,000
  Retention                                     2,509,000
  Other                                         1,524,000
                                               ----------
                                                6,970,000
                                               ----------
  Net deferred income tax asset               $ 5,305,000
                                               ==========

A reconciliation of the statutory income tax rate to the effective tax rate follows:

                                  1993       1992      1991

Federal statutory tax rate        35.0%      34.0%     34.0%
Utilization of capital losses        -        (.4)     (7.8)
State and foreign taxes            2.2        2.7       7.0
Amortization of excess cost        2.1        1.4       3.6
Other, net                         1.1        1.8       2.4
                                  ----       ----      ----
  Effective tax rate              40.4%      39.5%     39.2%
                                  ====       ====      ====


The 1991 sale of stock of Gilbert/Commonwealth Inc. of Michigan resulted in a capital loss for federal income tax purposes of $10,225,000. As of December 31, 1993, $8,825,000 of capital loss remains available to offset future capital gains before its expiration in 1996. Due to the uncertainty of future utilization of this capital loss, no deferred income tax asset has been recorded.

4. LONG-TERM DEBT:

Long-term debt consists of the following obligations:

                                      December 31,    January 1,
                                              1993          1993
                                         ---------     ---------
Note payable, $15,000 due monthly to
  1995 including interest at 7.15%       $248,000    $     -
Mortgage, $6,000 due monthly including
   interest at 10 1/8%                        -          414,000
Note payable, $6,000 due monthly to
   1996, including interest at 8%          171,000       234,000
Capital lease obligations, with principal
   payments not exceeding $12,000
   due monthly to 2007, plus interest
   at variable rates not exceeding
   prime + 1/2%.                           927,000       995,000
                                         ---------    ----------
                                         1,346,000     1,643,000
Less current maturities                   (280,000)     (546,000)
                                         ---------    ----------
                                        $1,066,000    $1,097,000
                                         =========    ==========

The aggregate maturities of long-term debt, including capital lease obligations, in each of the five years subsequent to 1993 are as follows:

          1994                  $280,000
          1995                   194,000
          1996                    87,000
          1997                    48,000
          1998                    53,000

The company leases buildings under noncancelable capital leases expiring through 2007. The agreements include options to purchase the assets for nominal amounts upon expiration of each lease's term.

In connection with the aforementioned capital leases, the company has pledged as collateral the following:
                            December 31,          January 1,
                                    1993                1993
                             -----------           ---------
Land and buildings            $2,738,000          $2,738,000
Less accumulated depreciation   (990,000)           (913,000)
                               ---------           ---------
                              $1,748,000          $1,825,000
                               =========           =========

At December 31, 1993, minimum future lease payments under the capital leases and the present value of minimum lease payments are as follows:

  1994                                       $  110,000
  1995                                           96,000
  1996                                           97,000
  1997                                           98,000
  1998                                           99,000
  1999 and thereafter                           904,000
                                              ---------
     Total minimum lease payments             1,404,000
     Less amount representing interest         (477,000)
                                              ---------
  Present value of minimum lease payments    $  927,000
                                              =========

The company and its subsidiaries have arrangements with several banks whereby unused lines of credit aggregating $11,475,000 are available at December 31, 1993 for short-term financing, with interest charges based upon the banks' prime lending rates.

5. INVENTORIES:

Inventories consist of the following:

                            December 31,   January 1,
                                    1993         1993
                              ----------   ----------
Raw materials                 $2,985,000   $2,660,000
Work in process and
  finished goods               3,417,000    3,217,000
                               ---------    ---------
                              $6,402,000   $5,877,000
                               =========    =========

6. POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the company and its subsidiaries are participants in various defined contribution retirement plans. Employer contributions under these plans are generally at the discretion of the company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in 1993, 1992 and 1991 totaled $4,369,000 $5,121,000, and $5,653,000, respectively. The company has accrued contributions amounting to $1,336,000 and $2,153,000 as of December 31, 1993 and January 1, 1993, respectively. These amounts are included in other accrued liabilities on the consolidated balance sheets.

In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). As a result, a $900,000 charge (net of $600,000 income tax benefit) or

$.12 per share was recorded by the company as a cumulative effect of a change in accounting principles. This statement requires an accrual of the cost of providing postretirement benefits during the active service period of employees. Certain subsidiaries of the company currently provide life insurance benefits for retirees. The company is self-insured for these benefits, which consist primarily of $5,000 policies. Under the current program, the accumulated benefit obligation related to the life insurance policies is approximately $1,800,000 as of December 31, 1993. The accumulated benefit obligation is primarily unfunded. The discount factor used in computing the accumulated benefit obligation is 6%. Excluding the cumulative effect, the adoption of SFAS 106 did not have a material impact on current operations.

7. CAPITAL STOCK:

Except for voting privileges, shares of Class A and Class B common stock are identical. Class B stockholders must be either directors of the company, or active employees of the company or its subsidiaries. They may not sell or transfer such stock without having first extended an offer of sale to the company. There were 12,000,000 authorized shares of Class A and Class B common stock as of December 31, 1993 and January 1, 1993.

8. STOCK OPTION, AWARD AND PURCHASE PLANS:

Under the 1989 Gilbert Stock Option Plan, the company may grant to officers and other key management employees, incentive or non-qualified stock options to purchase an aggregate of 250,000 shares of common stock at a price not less than seventy-five percent of the fair market value at the date of grant. The term within which each option may be exercised is at the discretion of the company. In no case shall this term exceed ten years. Options to purchase 57,000 shares were granted at fair market value during 1993 and are exercisable between March 13, 1995 and March 12, 1998 at $21.00 per share. At December 31, 1993, 94,813 shares remain available for future grants.

A summary of stock option activity related to this plan and the 1982 and 1987 stock option plans which are no longer granting options is as follows:

                                                              Number of
                      Number of            Option Price          Shares
                         Shares               Per Share     Exercisable
                      ---------            ------------     -----------
Outstanding at
  Dec. 28, 1990         319,945           $ 8.16-$23.20         196,432
Granted                  44,750           $18.88-$26.50
Exercised               (48,750)          $ 8.16-$23.20
Expired                 (20,600)          $23.20-$26.50
                        -------

Outstanding at
  Jan. 3, 1992          295,345           $ 8.16-$26.50         213,137
Granted                  52,050                  $20.00
Exercised               (12,500)          $ 8.16-$17.20
Expired                  (8,375)          $17.20-$26.50
                        -------

Outstanding at
  Jan. 1, 1993          326,520           $11.84-$26.50         240,321
Granted                  57,000                  $21.00
Exercised               (18,375)          $11.84-$17.20
Expired                 (32,424)          $17.20-$26.50
                        -------
Outstanding at
   Dec. 31, 1993        332,721           $11.84-$26.50         237,172
                        =======

The company has an Equity Award Plan whereby the company may grant to officers and other key management employees, awards to purchase an aggregate of 234,375 shares of common stock at a price equal to fair market value on the date of purchase. Unless accepted, the awards expire fifteen days from the date of grant. To date, awards to purchase 195,331 shares of the company's common stock have been granted and accepted at prices ranging from $11.04 to $22.20 per share. As a result of subsequent sales by participants, 120,713 of these shares remain outstanding at December 31, 1993. For a period of ten years subsequent to the date of purchase, the company is required, if requested by the participant, to repurchase shares under the plan for an amount equal to 90% of the original purchase price.

In 1990, the Board of Directors approved the Stock Bonus Purchase Plan. Under this plan, employees may use up to 50% of their annual incentive compensation to purchase shares of common stock at fair market value. Employees purchasing shares will receive a stock bonus as determined by the Board of Directors each year. The company may grant an aggregate of 200,000 shares under this plan. During 1993, 9,066 shares were issued under this plan. To date, 34,902 shares have been issued, and 165,098 shares remain available for future grants as of December 31, 1993.

9. SPECIAL CHARGES:

In the second quarter of 1993, the company recorded a charge to income of $2,200,000 to increase reserves for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988. This reserve is recorded in other accrued liabilities on the consolidated balance sheet. After the income tax benefit of $880,000, net income was reduced by $1,320,000 or $.18 per share. The company intends to contest these matters vigorously and is in the process of pursuing various legal actions. The timing of the final resolution is not yet known.

In the third quarter of 1991, the company recorded expenses of $4,920,000 (net of income tax benefit of $2,480,000) or $.64 per share associated with the realizability of certain assets, anticipated losses on certain contracts and restructuring charges to address the current business environment within the engineering and consulting segment. Expenses associated with the realizability of certain assets and anticipated losses on certain contracts approximated $3,590,000 (net of income tax benefit of $1,810,000) or $.47 per share. The contract loss provision includes amounts related to a contract in the Middle East. Restructuring expenses approximated $1,330,000 (net of income tax benefit of $670,000) or $.17 per share. The restructuring charge primarily includes costs for severance, employee relocation and facilities consolidation.

10. OPERATING LEASES:

The company leases, as lessee, facilities, data processing equipment, office equipment, automobiles and aircraft charter services under leases expiring during the next twelve years. Total rental expense under operating lease agreements amounted to $5,900,000 in 1993, $5,700,000 in 1992 and $5,600,000 in 1991.
Minimum future rentals under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1993 are as follows:

        1994                        $ 6,635,000
        1995                          4,820,000
        1996                          3,101,000
        1997                          1,819,000
        1998                          1,465,000
        1999 and thereafter           4,781,000
                                     ----------
          Total minimum rentals     $22,621,000
                                     ==========

The company leases, as lessor, office space to unrelated parties under leases expiring between 1994 and 2004. Minimum future rentals under noncancelable operating leases at December 31, 1993 are as follows:

        1994                         $ 2,511,000
        1995                           2,352,000
        1996                           2,290,000
        1997                           2,238,000
        1998                           2,295,000
        1999 and thereafter           13,196,000
                                      ----------
          Total minimum rentals      $24,882,000
                                      ==========

11. FINANCIAL INSTRUMENTS:

Letters of credit and performance bonds are issued by the company during the ordinary course of business through major domestic banks and insurance companies. The company has outstanding letters of credit and performance bonds, not reflected in the consolidated financial statements, in the amount of $5,369,000 at December 31, 1993 and $3,675,000 at January 1, 1993.

The company records short-term investments at cost less amortized premium. Premium is amortized on a straight-line basis through the maturity of the investment. The fair value of short-term investments based on quoted market prices amounted to $6,132,000 at January 1, 1993.

Financial instruments which potentially subject the company to the concentration of credit risk, as defined by SFAS No. 105, consist principally of short-term investments and receivables. The company limits its exposure with respect to short-term investments by investing primarily in U.S. Treasury obligations. Concentration of credit risk with respect to receivables is limited due to the majority of customers being comprised of either public utilities or the U.S. Government.

12. CONTINGENCIES:

Various lawsuits, claims and other contingent liabilities arise in the ordinary course of the company's business. While the ultimate disposition of these contingencies is not determinable at this time, management believes that any liability resulting therefrom will not materially affect the consolidated financial statements of the company.

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a tabulation of the unaudited quarterly financial data for each of the four quarters of the years 1993 and 1992:
                                                        QUARTER ENDED
                                    ---------------------------------------------------------
                                    April 2, 1993  July 2, 1993   Oct. 1, 1993  Dec. 31, 1993
                                    ---------------------------------------------------------

Revenue                               $75,295,000   $74,274,000    $70,825,000    $71,212,000
Income before provision for taxes
  on income and cumulative effect
  of changes in accounting principles   3,704,000     1,221,000      3,323,000      2,914,000
Income before cumulative effect of
  changes in accounting principles      2,223,000       751,000      1,925,000      1,753,000
Cumulative effect of changes in
  accounting principles                  (200,000)        -              -              -

Net income                              2,023,000       751,000      1,925,000      1,753,000

Per share of common stock:
  Income before cumulative effect
    of changes in accounting
    principles                               $.30          $.10           $.26           $.24
  Cumulative effect of changes in
    accounting principles                    (.03)            -              -              -
  Net income                                 $.27          $.10           $.26           $.24

                                                        QUARTER ENDED
                                   ----------------------------------------------------------
                                    April 3, 1992  July 3, 1992   Oct. 2, 1992   Jan. 1, 1993
                                   ----------------------------------------------------------

Revenue                               $76,525,000   $73,977,000    $75,266,000    $75,441,000
Income before income taxes              3,381,000     3,942,000      3,893,000      3,750,000
Net income                              2,054,000     2,355,000      2,338,000      2,310,000
Net income per share
  of common stock                            $.27          $.30           $.31           $.31

NOTES: Net income for the quarter ended July 2, 1993 includes a charge to income of
       $1,320,000 (net of $880,000 income tax benefit), or $.18 per share, to increase reserves for costs associated with resolving a series of claims filed by former employees.
       The changes in accounting principles result from the company's adoption of newly-
       promulgated Statements of Financial Accounting Standards for Income Taxes and
       Postretirement Benefits Other Than Pensions.

14. SEGMENT INFORMATION:

The company and its subsidiaries are primarily engaged in providing engineering and consulting services to public utilities and a variety of other customers.  GAI-Tronics
Corporation, a subsidiary, is engaged in the development, assembly and marketing of communication equipment.  Information about the company's operations by segment for the years
1993, 1992 and 1991 is as follows:
                                              Engineering and     Communication
                                            Consulting Services     Equipment     Consolidated
- ----------------------------------------------------------------------------------------------
Year ended   Revenue                             $243,403,000      $ 41,987,000   $285,390,000
December 31,                                      ===========       ===========    ===========
1993:
             Operating profit                    $  9,389,000      $  3,914,000   $ 13,303,000
                                                  ===========       ===========
             Interest expense                                                         (205,000)
             General corporate expenses                                             (6,746,000)
             Interest and other income, net                                          4,810,000
                                                                                   -----------
             Income before income taxes and
               cumulative effect of changes
               in accounting principles                                           $ 11,162,000
                                                                                   ===========
             Identifiable assets                 $101,772,000      $ 34,062,000   $135,834,000
                                                  ===========       ===========
             Corporate assets                                                       35,223,000
                                                                                   -----------
             Total assets, December 31, 1993                                      $171,057,000
                                                                                   ===========
             Depreciation and amortization       $  4,651,000      $  1,167,000
                                                  ===========       ===========
             Capital expenditures                $  2,916,000      $    694,000
                                                  ===========       ===========
- ---------------------------------------------------------------------------------------------
Year ended   Revenue                             $264,222,000      $ 32,233,000   $296,455,000
January 1,                                        ===========       ===========    ===========
1993:        Operating profit                    $ 14,154,000      $  3,348,000   $ 17,502,000
                                                  ===========       ===========
             Interest expense                                                          (95,000)
             General corporate expenses                                             (6,480,000)
             Interest and other income, net                                          4,039,000
                                                                                   -----------
             Income before income taxes and
               cumulative effect of changes
               in accounting principles                                           $ 14,966,000
                                                                                   ===========
             Identifiable assets                 $100,977,000      $ 28,614,000   $129,591,000
                                                  ===========       ===========
             Corporate assets                                                       35,833,000
                                                                                   -----------
             Total assets, January 1, 1993                                        $165,424,000
                                                                                   ===========
             Depreciation and amortization       $  4,592,000      $    969,000
                                                  ===========       ===========
             Capital expenditures                $  3,113,000      $    639,000
                                                  ===========       ===========

14. SEGMENT INFORMATION (continued)
                                             Engineering and      Communication
                                            Consulting Services     Equipment     Consolidated
- ----------------------------------------------------------------------------------------------
Year ended   Revenue                             $239,909,000      $ 31,371,000   $271,280,000
January 3,                                        ===========       ===========    ===========
1992:
             Operating Profit                    $  4,008,000      $  3,013,000   $  7,021,000
                                                  ===========       ===========
             Interest expense                                                         (924,000)
             General corporate expenses                                             (6,899,000)
             Interest and other income, net                                          6,148,000
                                                                                   -----------
             Income before income taxes
              and cumulative effect of
              changes in accounting
              principles                                                          $  5,346,000
                                                                                   ===========
             Identifiable assets                 $ 99,984,000      $ 27,398,000   $127,382,000
                                                  ===========       ===========
             Corporate assets                                                       41,773,000
                                                                                   -----------
             Total assets, January 3, 1992                                        $169,155,000
                                                                                   ===========
             Depreciation and amortization       $  4,215,000      $    945,000
                                                  ===========       ===========
             Capital expenditures                $  4,311,000      $    883,000
                                                  ===========       ===========

Revenue by segment consists of sales to unaffiliated customers; intersegment sales are not significant.  Operating profit is total revenue less operating expenses, and excludes interest expense, general corporate expenses and interest and other income, net.  Interest and other income, net, excludes $1,406,000 and $715,000 in 1993 an 1992, respectively, relative to a joint venture, which is reflected in the engineering and consulting services operating profit.  Prior year segment information has been restated to be consistent with current year presentation.  Although the company receives engineering and consulting revenue from many customers, two major customers accounted for revenues of $98,000,000, 79,000,000 and $67,000,000 in 1993, 1992 and 1991, respectively.

Identifiable assets by segment are those assets that are used in the operations of each segment.  Corporate assets are those assets not used in the operations of a specific segment and consist primarily of cash and cash equivalents, an office facility and short-term investments.  Capital expenditures for the office facility were $831,000, $7,104,000, and
$5,248,000 in 1993, 1992 and 1991, respectively, and are excluded from the capital expenditures above.  Depreciation on the office facility amounted to $598,000 and $164,000 in
1993 and 1992, respectively, and is also excluded from the depreciation and amortization above.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, are inapplicable to the registrant.

                               PART III

    Other than portions of Item 10, which are included in Item 4A hereof, this Part (i.e., Item 10 - Directors and Executive Officers of

the Registrant; Item 11 - Executive Compensation; Item 12 - Security

Ownership of Certain Beneficial Owners and Management; and Item 13 -

Certain Relationships and Related Transactions) is incorporated by reference to the registrant's 1994 definitive proxy statement.

                               PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

            FORM 8-K.

    (a)     The financial statements filed herewith under Part II, Item 8 include the consolidated balance sheets at December 31, 1993 and January 1, 1993, and the consolidated statements of income,

            consolidated statements of stockholders' equity and consolidated statements of cash flows for the years 1993, 1992 and 1991 of

            Gilbert Associates, Inc. and its subsidiaries.

    (b)     Reports on Form 8-K.

            Reports on Form 8-K filed by the registrant during the

            last quarter of 1993 were as follows:

              Current report on Form 8-K dated October 29, 1993

            relating to election of William K. Burkhart to succeed

            Timothy S. Cobb as President of Gilbert/Commonwealth, Inc.

    (c)     Exhibits.

            3.1   Restated Certificate of Incorporation of Gilbert

                  Associates, Inc. as currently in effect.

                  Incorporated by reference to Exhibit 3(a) of Annual

                  Report of the registrant on Form 10-K for the fiscal

                  year ended December 29, 1989 (File No. 0-12588).

            3.2   By-laws of Gilbert Associates, Inc. as currently in

                  effect.  Incorporated by reference to Exhibit 28 to

                  the Quarterly Report of the registrant on Form 10-Q

                  for the period ended March 30, 1990 (File No. 0-12588).


                  The following Exhibits 10.1 through 10.5 are compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c):

           10.1   Gilbert Associates, Inc. Equity Award Plan.

                  Incorporated by reference to Exhibit 4 to

                  Registration Statement on Form S-8 filed by

                  registrant under the Securities Act of 1933 (No. 33-

                  15289).

           10.2   1989 Gilbert Stock Option Plan.  Incorporated by

                  reference to Exhibit 4(a) to Registration Statement

                  on Form S-8 filed by registrant under the Securities

                  Act of 1933 (No. 33-32288).

           10.3   Gilbert Associates, Inc. Stock Bonus Purchase Plan.

                  Incorporated by reference to Exhibit 4(iii) to

                  Registration Statement on Form S-8 filed by

                  registrant under the Securities Act of 1933 (No. 33-

                  37793).

           10.4   Gilbert Associates, Inc. Benefit Equalization Plan,

                  effective January 1, 1989.  Incorporated by

                  reference to exhibit 10(g) of Annual Report of the registrant on Form 10-K for the fiscal year ended

                  January 1, 1993 (File No. 0-12588).

           10.5   Gilbert Associates, Inc. split dollar life insurance

                  policy for an officer of the company.  Incorporated

                  by reference to exhibit 10(h) of Annual Report of

                  the registrant on Form 10-K for the fiscal year

                  ended January 1, 1993 (File No. 0-12588).

           21     A complete list of the registrant's subsidiaries.

           23     Consent of Coopers & Lybrand, registrant's

                  independent accountants, to the use of their report

                  on the consolidated financial statements.

           99.1   Annual Report on Form 11-K, pursuant to Section

                  15(d) of the Securities Exchange Act of 1934, of the

                  Stock Purchase Program for Employees of Gilbert

                  Associates, Inc. and its subsidiaries for the year

                  ended December 31, 1993.  (To be filed by

                  amendment.)

           99.2   Annual Report on Form 11-K, pursuant to Section

                  15(d) of the Securities Exchange Act of 1934, of the

                  Retirement Savings Plan for Employees of Gilbert

                  Associates, Inc. and its subsidiaries for the year

                  ended December 31, 1993.  (To be filed by

                  amendment.)

           99.3   Annual Report on Form 11-K, pursuant to Section

                  15(d) of the Securities Exchange Act of 1934, of

                  United Energy Services Corporation 401(k) Profit

                  Sharing Plan for the year ended December 31, 1993.

                  (To be filed by amendment.)

           99.4   Annual Report on Form 11-K, pursuant to Section

                  15(d) of the Securities Exchange Act of 1934, of

                  Resource Consultants, Inc. 401(k) Profit Sharing

                  Plan for the year ended December 31, 1993.

                  (To be filed by amendment.)

     (d) Financial Statement Schedules




                        REPORT OF INDEPENDENT ACCOUNTANTS


         To the Stockholders and
         Board of Directors of
         Gilbert Associates, Inc.:


              Our report on the consolidated financial statements of Gilbert Associates, Inc. and subsidiaries is included in Part II,
         Item 8 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules included on Part IV, Item 14 of this Form 10-K.

              In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND


         2400 Eleven Penn Center
         Philadelphia, Pennsylvania
         February 4, 1994

                                     SCHEDULE V.  PROPERTY, PLANT & EQUIPMENT

                                        For the Years 1993, 1992 and 1991

  Column A                 Column B     Column C      Column D      Column E        Column F
                          Balance at                                                Balance at    Method and
                          Beginning     Additions                    Other           End of        Rate of
 Classification           of Period      at Cost     Retirements     Changes         Period      Depreciation

1993:
 Land                     $ 3,847,000  $     5,000    $  150,000   $      -        $ 3,702,000  None
 Buildings                 42,470,000    1,054,000     1,639,000          -         41,885,000  Straight-Line over
                                                                                                  periods of 15-45 yrs.
 Furniture & Equipment     39,526,000    3,382,000       550,000       773,000 (A)  43,888,000  Straight-Line over
                                                                       756,000 (B)                periods of 3-10 yrs.
                                                                         1,000 (C)
                           __________   __________    __________     _________      __________
    Total                 $85,843,000  $ 4,441,000    $2,339,000   $ 1,530,000     $89,475,000
                           ==========   ==========    ==========     =========      ==========

1992:
 Land                     $ 2,884,000  $    61,000     $   -       $   150,000 (D) $ 3,847,000  None
                                                                       752,000 (E)
 Buildings                 28,174,000      352,000         -         1,625,000 (D)  42,470,000  Straight-Line over
                                                                    12,319,000 (E)                periods of 15-45 yrs.
 Furniture & Equipment     37,204,000    3,339,000     1,519,000       137,000 (D)  39,526,000  Straight-Line over
                                                                      (112,000)(C)                periods of 3-10 yrs.
                                                                       477,000 (E)
 Construction in Progress   6,444,000    7,104,000         -       (13,548,000)(E)        -
                           __________   __________     _________     __________     __________
    Total                 $74,706,000  $10,856,000    $1,519,000   $ 1,800,000     $85,843,000
                           ==========   ==========     =========     ==========     ==========

1991:
 Land                     $ 2,698,000  $    36,000    $    -       $   150,000 (F) $ 2,884,000  None
 Buildings                 27,342,000      113,000         -           719,000 (F)  28,174,000  Straight-Line over
                                                                                                  periods of 15-45 yrs.
 Furniture & Equipment     33,595,000    5,045,000     2,829,000     1,279,000 (F)  37,204,000  Straight-Line over
                                                                       175,000 (G)                periods of 3-10 yrs.
                                                                       (61,000)(C)
 Construction in Progress   1,196,000    5,248,000                       -           6,444,000
                           __________   __________     _________    __________      __________
    Total                 $64,831,000  $10,442,000    $2,829,000   $ 2,262,000     $74,706,000
                           ==========   ==========     =========    ==========      ==========
                        (A)  Acquisition of SRA Technologies, Inc.
                        (B)  Acquisition of Instrument Associates, Inc.
                        (C)  Effect of foreign currency translation adjustments.
                        (D)  Acquisition of Femco Division of Mark IV Industries, Inc.
                        (E)  Adjustment to reclassify construction in progress.
                        (F)  Acquisition of Digital Engineering, Inc.
                        (G)  Acquisition of GENSYS Corporation.

                        SCHEDULE VI.  ACCUMULATED DEPRECIATION AND AMORTIZATION
                                    OF PROPERTY, PLANT AND EQUIPMENT

                                   For the Years 1993, 1992 and 1991

     Column A              Column B           Column C       Column D          Column E        Column F
                          Balance at         Additions                                        Balance at
                          Beginning          Charged to                         Other           End of
  Classification          of Period     Costs and Expenses  Retirements        Changes          Period

1993:

 Buildings              $11,431,000         $1,518,000        $   65,000     $    -          $12,884,000

 Furniture & Equipment   29,727,000          3,975,000           430,000      470,000 (A)     34,040,000
                                                                              306,000 (B)
                                                                               (8,000)(E)
                         __________          _________         _________      _______         __________
    Total               $41,158,000         $5,493,000        $  495,000     $768,000        $46,924,000
                         ==========          =========         =========      =======         ==========

1992:

 Buildings              $10,426,000         $1,005,000        $    -         $  -            $11,431,000

 Furniture & Equipment   27,210,000          3,994,000         1,414,000      (63,000)(E)     29,727,000

                         __________          _________         _________      _______         __________
    Total               $37,636,000         $4,999,000        $1,414,000     $(63,000)       $41,158,000
                         ==========          =========         =========      =======         ==========

1991:

 Buildings              $ 9,492,000         $  844,000        $   -          $ 90,000 (C)    $10,426,000

 Furniture & Equipment   25,520,000          3,683,000         2,644,000      569,000 (C)     27,210,000
                                                                              107,000 (D)
                                                                              (25,000)(E)
                         __________          _________         _________     ________         __________
    Total               $35,012,000         $4,527,000        $2,644,000     $741,000        $37,636,000
                         ==========          =========         =========      =======         ==========

                        (A)  Acquisition of SRA Technologies, Inc.
                        (B)  Acquisition of Instrument Associates, Inc.
                        (C)  Acquisition of Digital Engineering, Inc.
                        (D)  Acquisition of GENSYS Corporation.
                        (E)  Effect of foreign currency translation adjustments.

                     SCHEDULE VIII.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   For the Years 1993, 1992 and 1991

              Column A             Column B     Column C          Column D      Column E      Column F
                                  Balance at    Additions                                     Balance at
                                  Beginning     Charged to                       Other          End of
             Description          of Period  Costs and Expenses  Deductions     Changes         Period
_____________________________________________________________________________________________________________________________

1993:

 Allowance for doubtful accounts $2,796,000     $  810,000      $  329,000 (A) $  150,000 (F) $3,427,000
                                  =========      =========       =========      =========      =========

 Inventory valuation allowance   $  893,000     $  292,000      $  645,000 (B) $  250,000 (F) $  790,000
                                  =========      =========       =========      =========      =========
 Estimated liability for
   contract losses               $3,862,000     $  223,000      $  572,000 (C) $  300,000 (E) $3,813,000
                                  =========      =========       =========      =========      =========

 Self Insurance Reserve          $5,970,000     $7,587,000      $6,632,000 (D) $    -         $6,925,000
                                  =========      =========       =========      =========      =========

1992:

 Allowance for doubtful accounts $2,757,000     $  121,000      $  216,000 (A) $  134,000 (G) $2,796,000
                                  =========      =========       =========      =========      =========

 Inventory valuation allowance   $  460,000     $  270,000      $    -         $  163,000 (G) $  893,000
                                  =========      =========       =========      =========      =========
 Estimated liability for
   contract losses               $4,344,000     $  135,000      $  617,000 (C) $    -         $3,862,000
                                  =========      =========       =========      =========      =========

 Self Insurance Reserve          $3,260,000     $8,929,000      $6,219,000 (D) $    -         $5,970,000
                                  =========      =========       =========      =========      =========

1991:

 Allowance for doubtful accounts $3,208,000     $  252,000      $  703,000 (A) $    -         $2,757,000
                                  =========      =========       =========      =========      =========
 Inventory valuation allowance   $  500,000     $    -          $   40,000 (B) $    -         $  460,000
                                  =========      =========       =========      =========      =========
 Estimated liability for
   contract losses               $2,804,000     $1,960,000      $  420,000 (C) $    -         $4,344,000
                                  =========      =========       =========      =========      =========

 Self Insurance Reserve          $2,180,000     $6,472,000      $5,392,000 (D) $    -         $3,260,000
                                  =========      =========       =========      =========      =========

    (A)  Uncollectible accounts written off.
    (B)  Dispositions of obsolete inventory.
    (C)  Contract losses realized.
    (D)  Claims paid.
    (E)  Acquisition of SRA Technologies, Inc.
    (F)  Acquisition of Instrument Associates, Inc.
    (G)  Acquisition of the Femco Division of Mark IV Industries, Inc.

                                  SCHEDULE IX.  SHORT-TERM BORROWINGS

                                   For the Years 1993, 1992 and 1991


       Column A               Column B       Column C       Column D        Column E            Column F
                             Balance at      Weighted       Maximum         Average         Weighted Average
                               End of        Average      Outstanding     Outstanding         Interest Rate
       Category                Period     Interest Rate  During Period   During Period (A)  During Period (B)
_____________________________________________________________________________________________________________

1993:

 Payable to banks           $5,000,000          4%        $5,000,000       $   30,000             4%
                             =========          ==         =========        =========             ==

1992:

 Payable to banks                -              -         $5,775,000       $1,048,000             6%
                                                           =========        =========             ==

1991:

 Payable to banks                -              -         $8,100,000       $2,993,000             8%
                                                           =========        =========             ==







     (A)  Based on weighted average number of days outstanding.

     (B) Based on dividing interest expense related to short-term borrowings by weighted average borrowing during period
          (Column E).

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 1994.



                              GILBERT ASSOCIATES, INC.


                              By  /s/T. S. Cobb
                                   T. S. Cobb
                                   President and Chief
                                   Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                    Date



                         Chairman of the Board
   /s/A. F. Smith        and Director                March 28, 1994
    A. F. Smith
                         President and Chief
                         Executive Officer
                         (Principal Executive
   /s/T. S. Cobb         Officer) and Director       March 28, 1994
    T. S. Cobb


                         Vice President and Chief
                         Financial Officer
                         (Principal Financial
                         and Accounting Officer)
   /s/J. R. Itin         and Director                March 28, 1994
    J. R. Itin


   /s/J. W. Boyer, Jr.   Director                    March 28, 1994
    J. W. Boyer, Jr.

   /s/D. E. Lyons        Director                    March 28, 1994
    D. E. Lyons




   /s/J. W. Stratton     Director                    March 28, 1994
    J. W. Stratton


  /s/J. A. Sutton        Director                    March 28, 1994
    J. A. Sutton


  /s/D. K. Wilson, Jr.   Director                    March 28, 1994
    D. K. Wilson, Jr.