Form 10-Q
period 1994-04-01
GILBERT ASSOCIATES INC/NEW
filed 1994-05-06
CIK 740763

                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. - 20549
                    _________________________
                            FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 1994
                            OR
 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934

For the transition period from	   to

                   Commission File No. 0-12588
                    _________________________
	                    GILBERT ASSOCIATES, INC.
	      (Exact name of registrant as specified in its charter)

   Delaware                                      23-2280922
(State of Incorporation)                         (IRS Employer
                                                 Identification No.)

     P.O. Box 1498, Reading, Pennsylvania            19603
(Mailing address of principal executive offices)   (Zip Code)

                             (610) 775-5900
          (Registrant's telephone number, including area code)
                      _________________________

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

                                                Class A    Class B
Number of shares of each class of
common stock outstanding as of
April 1, 1994 (excluding 1,955,646
Class A treasury shares):                       5,684,607  1,345,047

Part I.  Financial Information

                    GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                          Apr. 1, 1994   Dec. 31, 1993
Current assets:
  Cash and cash equivalents                     $    991,000    $ 10,716,000
  Accounts receivable, net of allowance
    for doubtful accounts of $2,962,000
    and $3,427,000, respectively                  36,824,000      38,526,000
  Unbilled revenue                                25,338,000      23,480,000
  Inventories                                      6,619,000       6,402,000
  Deferred income taxes                            6,115,000       6,115,000
  Other current assets                             6,474,000       5,751,000
                                                 -----------    ------------
      Total current assets                        82,361,000      90,990,000
                                                 -----------    ------------
Property, plant and equipment                     90,466,000      89,475,000
Less accumulated depreciation
   and amortization                               47,931,000      46,924,000
                                                 -----------    ------------
                                                  42,535,000      42,551,000
                                                 -----------   	------------
Other assets                                       2,467,000       2,117,000
Goodwill                                          36,507,000      35,399,000
                                                 -----------    ------------
TOTAL ASSETS                                    $163,870,000    $171,057,000
                                                 ===========    ============





















See accompanying notes to consolidated condensed financial statements.

                  GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)


LIABILITIES & STOCKHOLDERS' EQUITY            Apr. 1, 1994   Dec. 31, 1993

Current liabilities:
  Notes Payable                                $      -       $  5,000,000
  Current maturities of long-term debt             106,000         280,000
  Accounts payable                               5,128,000       5,593,000
  Salaries and wages                             9,946,000       9,469,000
  Income taxes                                   2,987,000       1,868,000
  Estimated liability for contract losses        3,854,000       3,813,000
  Contractual billings in excess of
    recognized revenue                           2,319,000       2,194,000
  Other accrued liabilities                     13,357,000      15,814,000
                                               -----------     -----------
      Total current liabilities                 37,697,000      44,031,000
                                               -----------     -----------
Long-term debt                                     954,000       1,066,000
                                               -----------     -----------
Other long-term liabilities, principally
  retirement programs                            6,664,000       7,036,000
                                               -----------     -----------
Deferred income taxes                              810,000         810,000
                                               -----------     -----------
Commitments and contingencies                        -               -
                                               -----------     -----------


Stockholders' equity:
  Common stock                                   8,985,000       8,985,000
  Capital in excess of par value                38,813,000      38,932,000
  Retained earnings                            100,841,000     101,081,000
  Foreign currency translation adjustments          43,000          83,000
  Treasury stock                               (30,937,000)    (30,967,000)
                                               -----------     -----------
      Total stockholders' equity               117,745,000     118,114,000
                                               -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                      $163,870,000    $171,057,000
                                               ===========     ===========



See accompanying notes to consolidated condensed financial statements.

                   GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   Three Months Ended
                                               Apr. 1, 1994  Apr. 2, 1993

Revenue:

  Engineering and consulting revenue           $ 61,636,000  $ 63,590,000
  Communication equipment sales                  11,629,000    10,097,000
  Other income                                    1,587,000     1,608,000
                                                -----------   -----------
                                                 74,852,000    75,295,000
                                                -----------   -----------
Costs and expenses:

  Engineering and consulting costs               47,396,000    48,137,000
  Communication equipment costs                   7,949,000     6,483,000
  Selling, general and administrative
    expenses                                     15,770,000    15,388,000
  Depreciation and amortization                   1,704,000     1,530,000
  Interest expense                                   56,000        53,000
                                                -----------   -----------
                                                 72,875,000    71,591,000
                                                -----------   -----------
Income before provision
  for taxes on income and cumulative
  effect of changes in accounting principles      1,977,000     3,704,000

Provision for taxes on income                       810,000     1,481,000
                                                -----------   -----------
Income before cumulative effect of
  changes in accounting principles                1,167,000     2,223,000

Cumulative effect of changes in
  accounting principles                               -          (200,000)
                                                -----------   -----------
Net income                                     $  1,167,000  $  2,023,000
                                                ===========   ===========
Per share of common stock:

    Income before cumulative effect of
      changes in accounting principles                 $.17          $.30

    Cumulative effect of changes in accounting
      principles                                          -          (.03)
                                                -----------   -----------
  Net income                                           $.17          $.27
                                                ===========   ===========

  Cash dividends                                       $.20          $.18

Average number of shares of common
  stock outstanding                               7,028,261     7,445,256

See accompanying notes to consolidated condensed financial statements.

                   GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        Three Months Ended
                                                     Apr. 1, 1994 Apr. 2, 1993
Cash flows from operating activities:
  Net income                                          $ 1,167,000  $ 2,023,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Items not affecting cash                          1,796,000    1,805,000
      Changes in current assets and
        current liabilities, net of effects from
        acquisitions                                   (2,238,000)   9,652,000
      Other, net                                         (486,000)     455,000
                                                       ----------   ----------
          Net cash provided by operating activities       239,000   13,935,000
                                                       ----------   ----------
Cash flows from investing activities:
  Payment for acquisition of GENSYS Corporation        (1,500,000)  (1,250,000)
  Net increase in short-term investments                    -       (6,020,000)
  Payments for property, plant and equipment           (1,270,000)    (864,000)
                                                       ----------   ----------
          Net cash used for investing activities       (2,770,000)  (8,134,000)
                                                       ----------   ----------
Cash flows from financing activities:
  Repayment of note payable                            (5,000,000)       -
  Issuance of treasury stock in connection
    with stock option and award plans                     431,000       37,000
  Payments to acquire treasury stock                     (520,000)    (348,000)
  Cash dividends paid                                  (1,407,000)  (1,341,000)
  Long-term debt payments                                (286,000)    (446,000)
  Other, net                                             (412,000)      28,000
                                                       ----------   ----------

          Net cash used for financing activities       (7,194,000)  (2,070,000)
                                                       ----------   ----------

Net (decrease)increase in cash and cash equivalents    (9,725,000)   3,731,000
Cash and cash equivalents at beginning of period       10,716,000    6,952,000
                                                       ----------   ----------
Cash and cash equivalents at end of period            $   991,000  $10,683,000
                                                       ==========   ==========
Supplemental cash flow disclosures:
  Interest paid                                       $    35,000  $    35,000
  Income taxes paid, net of refunds received          $  (449,000) $   723,000

See accompanying notes to consolidated condensed financial statements.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The financial statements furnished herein reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The consolidated condensed statement of cash flows has been reclassified to conform with current year presentation.

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. The effect on net income per share resulting from dilution upon exercise of outstanding stock options is not material, and therefore is not shown.

3. In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). As a result, a $900,000 charge (net of $600,000 income tax benefit) or $.12 per share was recorded by the company as a cumulative effect of change in accounting principle.

4. In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). As a result of this change, net income increased $700,000 or $.09 per share as a cumulative effect of change in accounting principle.

5. During the first quarter of 1994, the company paid the former stockholders of GENSYS $1,500,000 as part of the purchase agreement for achieving certain earnings objectives. This resulted in an increase in goodwill of $1,360,000, net of an income tax benefit of $140,000.

      Management's Discussion and Analysis of Results of
             Operations and Financial Condition

Net income and earnings per share decreased 48% and 43% respectively, for the first quarter of 1994 as compared to the first quarter of 1993, after excluding a net charge to income of $200,000 ($.03 per share) in 1993. The net charge relates to the cumulative effect of changes in accounting principles, which are more fully discussed in Notes 3 and 4 to the consolidated condensed financial statements. The decline in net income relates primarily to lower operating results within the engineering and consulting segment. The favorable relationship between the change in net income and earnings per share is due to fewer shares outstanding.

The engineering and consulting segment reported a 3% decrease in revenue for the first quarter of 1994 as compared to the same period in 1993. This decrease is primarily due to a decline in services provided to the nuclear power market. The decline was partially offset by revenue from SRA Technologies, Inc. (SRA), which was acquired on December 10, 1993. The gross profit percentage decreased from 24% in the first quarter of 1993 to 23% in the current quarter due primarily to competitive pressures, particularly in the nuclear power market.

The communications equipment segment revenue increased 15% for the first quarter of 1994 as compared to the first quarter of 1993. The increase relates primarily to revenue from Instrument Associates, Inc. (IAI), which was acquired on December 28, 1993.
The gross profit percentage decreased from 36% in the first quarter of 1993 to 32% in the current quarter. This decrease is due primarily to costs associated with consolidating manufacturing operations.

Other income declined 1% compared to the first quarter of last year due primarily to lower interest income. The decline is attributed to lower investment balances.

Selling, general and administrative expenses increased 2% in the current quarter from the first quarter of 1993 primarily due to the addition of SRA. Depreciation and amortization increased 11% in the first quarter of 1994 as compared to the same period last year due primarily to additional amortization associated with the recent acquisitions.

Income before provision for taxes on income and cumulative effect of changes in accounting principles decreased 47% in the first quarter of 1994 as compared to the first quarter of 1993 primarily due to lower operating results within the engineering and consulting segment. In order for results to improve, higher revenue volume and gross profit must be achieved and selling, general and administrative costs must be reduced to a level consistent with revenue volume within the engineering and consulting segment.

The effective tax rate increased from 40% to 41% from the first quarter of 1993 to the first quarter of 1994. The increase relates to higher non-deductible expenses coupled with a decrease in income before provision for taxes on income and cumulative effect of changes in accounting principles.

Working capital decreased $2,295,000 and cash and cash equivalents decreased $9,725,000 in the first three months of 1994 primarily due to the repayment of notes payable. The company does not anticipate requiring outside long-term financing during the next year. Amounts generated from operations, combined with the available cash and cash equivalents and short-term lines of credit, should provide adequate working capital to satisfy operating requirements, contingent payment to former IAI principals and the ongoing program to repurchase the company's Class A common stock, of which approximately $3,500,000 remains. Unused lines of credit with three banks aggregating $15,815,000 are also available for short-term cash needs. No restrictions on cash transfers between the company and its subsidiaries exist.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

   	(a)  Exhibits

            None

   	(b)  Reports on Form 8K

           The registrant was not required to report any items on Form 8-K during the three months ended April 1, 1994.



                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GILBERT ASSOCIATES, INC.

                               /s/J. R. Itin
                               ------------------------------
                               J. R. Itin
                               Vice President and
                               Chief Financial Officer

Date:  May 6, 1994