Form 10-Q
period 1994-07-01
GILBERT ASSOCIATES INC/NEW
filed 1994-08-03
CIK 740763

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. - 20549

                                FORM 10-Q

(Mark One)
x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 1994
                                   OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                    Yes  X    No

                                                     Class A    Class B
Number of shares of each class of
common stock outstanding as of
July 1, 1994 (excluding 1,979,525
Class A treasury shares):                          5,669,951  1,335,824


                    This report consists of 10 pages

                          Gilbert Associates, Inc.

                                   Index


Part I.  Financial Information

Item I.

  Consolidated Condensed Balance Sheets at July 1, 1994 and
   December 31, 1993 (unaudited)

  Consolidated Condensed Statements of Income for the six month and three month periods ended July 1, 1994 and July 2, 1993 (unaudited)

  Consolidated Condensed Statements of Cash Flows for the six month periods ended July 1, 1994 and July 2, 1993 (unaudited)

  Notes to Consolidated Condensed Financial Statements

Item II.

  Management's Discussion and Analysis of Results of Operations and Financial Condition

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (UNAUDITED)

ASSETS                                       July 1, 1994   Dec. 31, 1993
                                             ------------   -------------
Current assets:
  Cash and cash equivalents                  $  2,978,000    $ 10,716,000
  Accounts receivable, net of allowance
    for doubtful accounts of $2,345,000 and
    $3,427,000, respectively                   37,182,000      38,526,000
  Unbilled revenue                             23,109,000      23,480,000
  Inventories                                   6,686,000       6,402,000
  Deferred income taxes                         3,705,000       4,205,000
  Other current assets                          5,673,000       5,751,000
                                              -----------     -----------
      Total current assets                     79,333,000      89,080,000
                                              -----------     -----------
Property, plant and equipment                  91,768,000      89,475,000
Less accumulated depreciation and amortization 49,133,000      46,924,000
                                              -----------     -----------
                                               42,635,000      42,551,000
                                              -----------     -----------

Other Assets                                    2,142,000       2,117,000

Deferred income taxes                           1,200,000       1,100,000

Goodwill                                       36,266,000      35,399,000
                                              -----------     -----------
TOTAL ASSETS                                 $161,576,000    $170,247,000
                                              ===========     ===========










See accompanying notes to consolidated condensed financial statements.

                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY           July 1, 1994   Dec. 31, 1993
                                             ------------   -------------
Current liabilities:
  Note Payable                                $      -       $  5,000,000
  Accounts payable                              5,267,000       5,593,000
  Salaries and wages                           10,261,000       9,469,000
  Income taxes                                  1,304,000       1,868,000
  Estimated liability for contract losses       2,622,000       2,813,000
  Contractual billings in excess of
    recognized revenue                          2,234,000       2,194,000
  Other accrued liabilities                    10,308,000      12,431,000
                                              -----------     -----------
      Total current liabilities                31,996,000      39,368,000
                                              -----------     -----------

Self-insurance reserves                         5,016,000       4,663,000

Other long-term liabilities                     7,628,000       8,102,000

Commitments and contingencies                        -               -

Stockholders' equity:
  Common stock                                  8,985,000       8,985,000
  Capital in excess of par value               38,715,000      38,932,000
  Retained earnings                           100,569,000     101,081,000
  Foreign currency translation adjustments         49,000          83,000
  Treasury stock                              (31,382,000)    (30,967,000)
                                              -----------     -----------

      Total stockholders' equity              116,936,000     118,114,000
                                              -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $161,576,000    $170,247,000
                                              ===========     ===========










See accompanying notes to consolidated condensed financial statements.

                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)

                                             Six Months Ended                Three Months Ended
                                       July 1, 1994   July 2, 1993     July 1, 1994   July 2, 1993
Revenue:                               ------------   ------------     ------------   ------------

  Engineering and consulting revenue   $123,243,000   $125,750,000      $61,607,000    $62,160,000
  Communication equipment sales          22,839,000     20,971,000       11,210,000     10,874,000
  Other income                            2,828,000      2,848,000        1,241,000      1,240,000
                                        -----------    -----------       ----------     ----------

                                        148,910,000    149,569,000       74,058,000     74,274,000
                                        -----------    -----------       ----------     ----------
Costs and expenses:

  Engineering and consulting costs       94,985,000     95,585,000       47,589,000     47,448,000
  Communication equipment costs          15,599,000     13,394,000        7,650,000      6,911,000
  Selling, general and administrative
    expenses                             31,500,000     32,487,000       15,730,000     17,099,000
  Depreciation and amortization           3,421,000      3,089,000        1,717,000      1,559,000
  Interest expense                           98,000         89,000           42,000         36,000
                                        -----------    -----------       ----------     ----------
                                        145,603,000    144,644,000       72,728,000     73,053,000
                                        -----------    -----------       ----------     ----------
Income before provision
  for taxes on income and cumulative
  effect of changes in accounting
  principles                              3,307,000      4,925,000        1,330,000      1,221,000

Provision for taxes on income             1,010,000      1,951,000          200,000        470,000
                                        -----------    -----------       ----------     ----------
Income before cumulative effect of
  changes in accounting principles        2,297,000      2,974,000        1,130,000        751,000

Cumulative effect of changes in
  accounting principles                       -           (200,000)           -              -
                                        -----------    ------------      ----------     ----------
Net income                             $  2,297,000    $  2,774,000    $  1,130,000    $   751,000
                                        ===========    ============      ==========     ==========
Per share of common stock:

    Income before cumulative effect of
      changes in accounting principles         $.33            $.40             $.16          $.10
    Cumulative effect of changes in
      accounting principles                       -            (.03)               -             -
                                        -----------    ------------      -----------    ----------
  Net income                                   $.33            $.37             $.16          $.10
                                        ===========    ============      ===========    ==========
  Cash dividends                               $.40            $.36             $.20          $.18

Average number of shares of common
  stock outstanding                       7,020,944       7,442,858        7,013,628     7,440,460

 See accompanying notes to consolidated condensed financial statements.

                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                        Six Months Ended
                                                   July 1, 1994 July 2, 1993
                                                   ------------ ------------
Cash flows from operating activities:
  Net income                                        $ 2,297,000  $ 2,774,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Items not affecting cash                        3,865,000    3,068,000
      Changes in current assets and
        current liabilities                            (321,000)   8,839,000
      Other, net                                       (191,000)     320,000
                                                     ----------   ----------

          Net cash provided by operating activities   5,650,000   15,001,000
                                                     ----------   ----------
Cash flows from investing activities:
  Payment for acquisition of GENSYS Corporation      (1,500,000)  (1,250,000)
  Net increase in short-term investments                  -       (5,969,000)
  Payments for property, plant and equipment         (2,787,000)  (2,101,000)
                                                     ----------   ----------

          Net cash used for investing activities     (4,287,000)  (9,320,000)
                                                     ----------   ----------
Cash flows from financing activities:
  Payments under note payable                        (5,000,000)       -
  Issuance of treasury stock in connection
    with stock option and award plans                   880,000      282,000
  Payments to acquire treasury stock                 (1,512,000)    (700,000)
  Cash dividends paid                                (2,809,000)  (2,680,000)
  Other, net                                           (660,000)     307,000
                                                     ----------   ----------

          Net cash used for financing activities     (9,101,000)  (2,791,000)
                                                     ----------   ----------

Net (decrease)increase in cash and cash equivalents  (7,738,000)   2,890,000
Cash and cash equivalents at beginning of period     10,716,000    6,952,000
                                                     ----------   ----------

Cash and cash equivalents at end of period          $ 2,978,000  $ 9,842,000
                                                     ==========   ==========

Supplemental cash flow disclosures:
  Interest paid                                     $    56,000  $    49,000
  Income taxes paid, net of refunds received        $ 1,035,000  $ 3,589,000





See accompanying notes to consolidated condensed financial statements.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Prior year's consolidated condensed balance sheet and statement of cash flows have been reclassified to conform with the current year presentation.

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. The effect on net income per share resulting from dilution upon exercise of outstanding stock options is not material, and therefore is not shown.

3. During the second quarter of 1994, the company closed foreign subsidiaries and settled certain contractual issues which had been previously reserved. The combination of these two events increased net income by $75,000 or $.01 per share. Income before provision for taxes on income and cumulative effect of changes in accounting principles was reduced by $525,000. Of this amount, $1,100,000 related primarily to a reserve for a lease obligation and severance costs, which was partially offset by a $700,000 favorable outcome on the aforementioned contract settlement. These amounts were recorded in selling, general and administrative expenses. The provision for taxes on income was reduced by $600,000 primarily due to a federal income tax deduction associated with the closure of foreign subsidiaries.

4. During the first quarter of 1994, the company paid the former stockholders of GENSYS $1,500,000 as part of the purchase agreement for achieving certain earnings objectives. This resulted in an increase in goodwill of $1,360,000, net of an income tax benefit of $140,000.

5. In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" (SFAS 106). As a result of this change, a $900,000 charge (net of $600,000 income tax benefit) or $.12 per share was recorded by the company as a cumulative effect of change in accounting principle.

6. In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). As a result of this change, an increase to net income of $700,000 or $.09 per share was recorded by the company as a cumulative effect of change in accounting principle.

7. The consolidated net income for the quarter ended July 2, 1993 includes a charge to income of $1,320,000 (net of $880,000 income tax benefit), or $.18 per share, to increase reserves for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988. The company intends to contest these matters vigorously and is in the process of pursuing various legal actions. The timing of the final resolution is not yet known.

           Management's Discussion and Analysis of Results of
                   Operations and Financial Condition


Excluding adjustments, net income and earnings per share decreased 48% and 45%, respectively, in the first six months of 1994 as compared to the same period of 1993 and, in the current quarter, declined 49% and 46%, respectively, compared to the second quarter of 1993. Adjustments included a $75,000 increase in net income or $.01 per share in the current quarter relative to closing foreign subsidiaries and settlement of certain contractual issues (Note 3), a $1,320,000 reduction in net income or $.18 per share in the second quarter of 1993 to increase reserves for claims filed by former employees (Note 7), and a $200,000 reduction in net income or $.03 per share for changes in accounting principles in the first quarter of 1993 (Notes 5 and 6). The decreases in net income relate primarily to lower operating results within the engineering and consulting segment. The favorable relationships between the changes in net income and earnings per share is due to fewer shares outstanding.

The engineering and consulting segment revenue decreased 2% and 1% for the six and three month periods in 1994, respectively, as compared to the same periods in 1993. These decreases are primarily due to declines in services provided to the nuclear power market. These declines are partially offset by revenue from SRA Technologies, Inc. (SRA), which was acquired on December 10, 1993. The gross profit percentage decreased from 24% in both the six and three month periods of 1993 to 23% for the same periods in 1994. These decreases are primarily due to competitive pressures within the nuclear power market.

The communication equipment segment revenue increased 9% and 3% for the six and three month periods in 1994, respectively, as compared to the same periods in 1993. The increases relate primarily to the acquisition of Instrument Associates, Inc. (IAI), which was acquired on December 28, 1993. The gross profit percentage decreased from 36% to 32% in both the six and three month periods of 1994 as compared to 1993. The decreases relate primarily to costs associated with consolidating manufacturing operations.

Prior to the adjustments mentioned above, selling, general and administrative expenses increased 3% for both the six and three month periods of 1994 as compared to the same periods in 1993. The increases relate primarily to the acquisition of SRA. Depreciation and amortization increased 11% and 10% for the six and three month periods in 1994, respectively, as compared to the same periods in 1993, due primarily to the recent acquisitions.

Excluding the adjustments mentioned above, income before provision for taxes on income and cumulative effect of changes in accounting principles decreased 46% for both the six and three month periods of 1994 as compared to the same periods in 1993. The decreases relate primarily to lower operating results within the engineering and consulting segment, particularly the nuclear power market.

Excluding the aforementioned adjustments, the effective tax rate for the first six months of 1994 increased to 42% from 40% for the same period last year. The effective tax rate for the current quarter increased to 43% from 39% for the second quarter of 1993. The increases relate to a higher ratio of non-deductible expenses to income before provision for taxes on income and cumulative effect of changes in accounting principles.

Working capital decreased $2,375,000 and cash and cash equivalents decreased $7,738,000 primarily due to the repayment of notes payable. The company does not anticipate requiring outside long-term financing during the next year. Amounts generated from operations, combined with the available cash and cash equivalents and short-term lines of credit, should provide adequate working capital to satisfy operating requirements, contingent payment to former IAI principals and the ongoing program to repurchase the company's Class A common stock, of which approximately $3,500,000 remains. Unused lines of credit with three banks aggregating $15,600,000 are also available for short-term cash needs. No restrictions on cash transfers between the company and its subsidiaries exist.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

            None

    (b) Reports on Form 8-K

            The registrant was not required to report any items on Form 8-K during the three months ended July 1, 1994.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GILBERT ASSOCIATES, INC.



                                        /s/J. R. Itin
                                        ---------------------------
                                        J. R. Itin
                                        Vice President and
                                        Chief Financial Officer



Date:   August 3, 1994