Form 10-Q
period 1994-09-30
GILBERT ASSOCIATES INC/NEW
filed 1994-11-01
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. - 20549

                                FORM 10-Q

(Mark One)
x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1994
                                   OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                    Yes  X    No

                                                     Class A    Class B
Number of shares of each class of
common stock outstanding as of
September 30, 1994 (excluding 2,000,800
Class A treasury shares):                          5,682,791  1,301,709


                    This report consists of 10 pages

                        GILBERT ASSOCIATES, INC.

                                  INDEX



Part I.  Financial Information                               Pages

Item I.

 Consolidated Condensed Balance Sheets at
  September 30, 1994 and December 31, 1993 (unaudited)         3

 Consolidated Condensed Statements of Operations for the
  nine and three month periods ended September 30, 1994
  and October 1, 1993 (unaudited)                              4

 Consolidated Condensed Statements of Cash Flows
  for the nine month periods ended September 30, 1994
  and October 1, 1993 (unaudited)                              5

 Notes to Consolidated Condensed Financial Statements          6-7

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition                           8-9

Part II.  Other Information

Item 5.  Other Information                                     10

Item 6.  Exhibits and Reports on Form 8-K                      10

Signatures                                                     10

Part I.  Financial Information
                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (UNAUDITED)

ASSETS                                         Sept. 30, 1994   Dec. 31, 1993
Current assets:
  Cash and cash equivalents                      $  2,894,000    $ 10,716,000
  Accounts receivable, net of allowance
    for doubtful accounts of $2,637,000 and
    $3,427,000, respectively                       34,909,000      38,526,000
  Unbilled revenue                                 21,344,000      23,480,000
  Inventories                                       6,315,000       6,402,000
  Deferred income taxes                             4,555,000       4,205,000
  Other current assets                              7,816,000       5,751,000
                                                  -----------     -----------
      Total current assets                         77,833,000      89,080,000
                                                  -----------     -----------
Property, plant and equipment                      92,547,000      89,475,000
Less accumulated depreciation and amortization     50,242,000      46,924,000
                                                  -----------     -----------
                                                   42,305,000      42,551,000

Other assets                                        1,962,000       2,117,000
Deferred income taxes                               1,200,000       1,100,000
Goodwill                                           23,898,000      35,399,000
                                                  -----------     -----------
TOTAL ASSETS                                     $147,198,000    $170,247,000
                                                  ===========     ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Note Payable                                   $      -        $  5,000,000
  Accounts payable                                  4,403,000       5,593,000
  Salaries and wages                                9,122,000       9,469,000
  Income taxes                                        779,000       1,868,000
  Estimated liability for contract losses           5,448,000       2,813,000
  Contractual billings in excess of
    recognized revenue                              2,010,000       2,194,000
  Other accrued liabilities                        12,352,000      12,431,000
                                                  -----------     -----------
      Total current liabilities                    34,114,000      39,368,000
                                                  -----------     -----------
Self-insurance reserves                             5,112,000       4,663,000
Other long-term liabilities                         7,508,000       8,102,000
Commitments and contingencies                           -               -
Stockholders' equity:
  Common stock                                      8,985,000       8,985,000
  Capital in excess of par value                   38,714,000      38,932,000
  Retained earnings                                84,419,000     101,081,000
  Foreign currency translation adjustments             55,000          83,000
  Treasury stock                                  (31,709,000)    (30,967,000)
                                                  -----------     -----------
      Total stockholders' equity                  100,464,000     118,114,000
                                                  -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $147,198,000    $170,247,000
                                                  ===========     ===========
See accompanying notes to consolidated condensed financial statements.

                      GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                             Nine Months Ended            Three Months Ended
                                           Sept. 30, 1994  Oct. 1, 1993  Sept. 30, 1994  Oct. 1, 1993
Revenue:
  Engineering and consulting revenue         $177,748,000  $184,775,000    $ 54,505,000  $ 59,025,000
  Communication equipment sales                34,490,000    31,358,000      11,651,000    10,387,000
  Other income                                  4,591,000     4,261,000       1,763,000     1,413,000
                                              -----------   -----------      ----------    ----------
                                              216,829,000   220,394,000      67,919,000    70,825,000
                                              -----------   -----------      ----------    ----------
Costs and expenses:
  Engineering and consulting costs            137,885,000   140,177,000      42,900,000    44,592,000
  Communication equipment costs                23,572,000    20,371,000       7,973,000     6,977,000
  Selling, general and administrative
    expenses                                   62,704,000    46,760,000      31,204,000    14,273,000
  Depreciation and amortization                 5,158,000     4,693,000       1,737,000     1,604,000
  Interest expense                                143,000       145,000          45,000        56,000
                                              -----------   -----------      ----------    ----------
                                              229,462,000   212,146,000      83,859,000    67,502,000
                                              -----------   -----------      ----------    ----------
Income(Loss) before provision(benefit) for
  taxes on income(loss) and cumulative effect
    of changes in accounting principles       (12,633,000)    8,248,000     (15,940,000)    3,323,000
Provision(Benefit) for taxes on
  income(loss)                                   (180,000)    3,349,000      (1,190,000)    1,398,000
                                              -----------   -----------      ----------    ----------
Income(Loss) before cumulative effect
  of changes in accounting principles         (12,453,000)    4,899,000     (14,750,000)    1,925,000
Cumulative effect of changes in
  accounting principles                             -          (200,000)          -             -
                                              -----------   -----------      ----------    ----------
Net income(loss)                             $(12,453,000) $  4,699,000    $(14,750,000) $  1,925,000
                                              ===========   ===========      ==========    ==========
Per share of common stock:
  Income(Loss) before cumulative effect
    of changes in accounting principles            $(1.78)         $.66          $(2.11)         $.26

  Cumulative effect of changes in
    accounting principles                              -           (.03)             -             -
                                              -----------   -----------      ----------    ----------
  Net income(loss)                                 $(1.78)         $.63          $(2.11)         $.26
                                              ===========   ===========      ==========    ==========
  Cash dividends                                     $.60          $.56            $.20          $.20
Average number of shares of common
  stock outstanding                             7,011,935     7,437,646       6,993,917     7,427,223

See accompanying notes to consolidated condensed financial statements.

                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                       Nine Months Ended
                                                  Sept. 30, 1994  Oct. 1, 1993

Cash flows from operating activities:
  Net income(loss)                                  $(12,453,000)  $ 4,699,000
  Adjustments to reconcile net income(loss)
    to net cash provided by operating activities:
      Items not affecting cash                        21,043,000     5,190,000
      Changes in current assets and
        current liabilities                               40,000     6,272,000
      Other, net                                         (85,000)      192,000
                                                      ----------    ----------
          Net cash provided by operating activities    8,545,000    16,353,000
                                                      ----------    ----------
Cash flows from investing activities:
  Payment for acquisition of GENSYS Corporation       (1,500,000)   (1,250,000)
  Net increase in short-term investments                   -        (3,918,000)
  Payments for property, plant and equipment          (3,921,000)   (3,114,000)
                                                      ----------    ----------
          Net cash used for investing activities      (5,421,000)   (8,282,000)
                                                      ----------    ----------
Cash flows from financing activities:
  Payments under note payable                         (5,000,000)        -
  Issuance of treasury stock in connection
    with stock option and award plans                    884,000       443,000
  Payments to acquire treasury stock                  (1,844,000)   (1,078,000)
  Cash dividends paid                                 (4,209,000)   (4,165,000)
  Other, net                                            (777,000)      309,000
                                                      ----------    ----------
          Net cash used for financing activities     (10,946,000)   (4,491,000)
                                                      ----------    ----------
Net (decrease)increase in cash and cash equivalents   (7,822,000)    3,580,000
Cash and cash equivalents at beginning of period      10,716,000     6,952,000
                                                      ----------    ----------
Cash and cash equivalents at end of period          $  2,894,000   $10,532,000
                                                      ==========    ==========

Supplemental cash flow disclosures:
  Interest paid                                     $     80,000   $    80,000
  Income taxes paid, net of refunds received        $  1,219,000   $ 4,418,000









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

2. Net income(loss) per share of common stock was determined using the average number of Class A and Class B shares outstanding. The effect on net income(loss) per share resulting from dilution upon exercise of outstanding stock options is not material, and therefore is not shown.

3. The results of operations for the quarter and nine months ended September 30, 1994 include a charge to income of $15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share, associated with its nuclear service business. The charge is comprised of a $12,200,000 or $1.74 per share goodwill write-off and $1,025,000 or $.15 per share for severance and idled leased facility costs to reflect the current market conditions. The charge also includes $2,575,000 or $.37 per share to increase reserves to cover contractual issues on contracts completed in prior years. The total charge is included in selling, general and administrative expenses. The entire charge, including the goodwill write-off, will not have a material impact on future results of operations

    The $12,200,000 goodwill write-off represents the entire goodwill amount associated with United Energy Services Corporation (UESC) and its subsidiaries. UESC provides consulting services principally to the nuclear power industry.

    The goodwill write-off stems primarily from the deterioration in the commercial nuclear power market. Market forces including deregulation of the electric utility industry, the emergence of independent power producers and technological advances making fossil plants more efficient have particularly affected the commercial nuclear industry, resulting in a dramatic decline in the demand and pricing of services. These changing market conditions have resulted in increased competition on those services typically provided by UESC. UESC incurred substantial losses late in 1993 and continued to operate at a loss through September 30, 1994. For these reasons, and the continued uncertainty surrounding UESC's nuclear business returning to a level of profitability sufficient to recover the carrying values of goodwill, it has now become apparent to management, UESC's goodwill is permanently impaired and no longer has any value.

4. During the second quarter of 1994, the company closed foreign subsidiaries and settled certain contractual issues which had been previously reserved. The combination of these two events increased net income by $75,000 or $.01 per share. Income(loss) before provision(benefit) for taxes on income(loss) and cumulative effect of changes in accounting principles was reduced by $525,000. Of this amount, $1,100,000 related primarily to a reserve for a lease obligation and severance costs, which was partially offset by a $700,000 favorable outcome on the aforementioned contract settlement. These amounts were recorded in selling, general and administrative expenses. The provision(benefit) for taxes on income(loss) was reduced by $600,000 primarily due to a federal income tax deduction associated with the closure of foreign subsidiaries.

5. During the first quarter of 1994, the company paid the former stockholders of GENSYS $1,500,000 as part of the purchase agreement for achieving certain earnings objectives. This resulted in an increase in goodwill of $1,360,000, net of an income tax benefit of $140,000.

6. In the second quarter of 1993, the company recorded a charge to income of $1,320,000 (net of $880,000 income tax benefit), or $.18 per share, to increase reserves for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988. The $2,200,000 charge is included in selling, general and administrative expenses. The company intends to contest these matters vigorously and is in the process of pursuing various legal actions. The timing of the final resolution is not yet known.

7. In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). As a result of this change, a $900,000 charge (net of $600,000 income tax benefit) or $.12 per share was recorded by the company as a cumulative effect of change in accounting principle.

8. In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). As a result of this change, an increase to net income of $700,000 or $.09 per share was recorded by the company as a cumulative effect of change in accounting principle.

           Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

Excluding all adjustments, net income and earnings per share decreased 47% and 44%, respectively, in the first nine months of 1994 as compared to the same period of 1993 and, in the current quarter, declined 45% and 42%, respectively, compared to the third quarter of 1993. Adjustments included a current quarter charge to income of $15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share, associated with the nuclear operations to reflect current market conditions (Note 3). This charge will not have a significant impact on future operations. Adjustments also included a $75,000 increase in net income, or $.01 per share, in the second quarter of 1994 relative to closing foreign subsidiaries and settlement of certain contractual issues (Note 4), a $1,320,000 reduction in net income or $.18 per share in the second quarter of 1993 to increase reserves for claims filed by former employees (Note 6), and a $200,000 reduction in net income or $.03 per share in the first quarter of 1993 for changes in accounting principles (Notes 7 and 8). The decreases in net income relate primarily to lower operating results within the engineering and consulting segment. The favorable relationships between the changes in net income and earnings per share is due to fewer shares outstanding.

The engineering and consulting segment revenue decreased 4% and 8% for the nine and three month periods in 1994, respectively, as compared to the same periods in 1993. These decreases are primarily due to declines in services provided to the nuclear power market, offset in part by revenue from SRA Technologies, Inc. (SRA), which was acquired on December 10,
1993. The gross profit percentage decreased from 24% to 22% in the first nine months of 1994 as compared to the same period last year primarily due to competitive pressures within the nuclear power market. Current quarter gross profit declined to 21% compared to 24% in the third quarter of 1993 due to the competitive pressures within the nuclear power market and the engineering and consulting segment in general.

The communication equipment segment revenue increased 10% and 12% for the nine and three month periods of 1994, respectively, as compared to the same periods in 1993. The increases relate primarily to the acquisition of Instrument Associates, Inc. (IAI), which was acquired on December 28, 1993. The gross profit percentage decreased from 35% for the nine month period of 1993 to 32% for the same period in 1994. This decline is due primarily to additional costs associated with the consolidation of manufacturing operations and IAI's operations. The third quarter gross profit decreased from 33% in 1993 to 32% this year primarily due to the acquisition of IAI. IAI operates at a lower gross profit percentage than other communication equipment operations within this segment but has lower selling, general and administrative expenses which more than offset the impact of lower gross profit.

Other income increased 8% and 25% for the nine and three month periods of 1994, respectively, as compared to the same periods of 1993. The increases relate primarily to income derived from a joint venture within the engineering and consulting segment offset in part by a decline in interest income.

Prior to the adjustments mentioned above, selling, general and administrative expenses were comparable for the nine month periods of 1994 and 1993. Reduced expenses as a result of lower business activity in the nuclear power market were offset by expenses associated with the recent acquisitions, particularly SRA. Selling, general and adminstrative expenses decreased 6% in the current quarter from the same period last year due primarily to reductions made within the engineering and consulting segment, reflecting the lower level of business activity related to the nuclear power market offset in part by expenses from the recent acquisitions. Depreciation and amortization increased 10% and 8% for the nine and three month periods of 1994, respectively, as compared to the same periods last year primarily due to amortization associated with the recent acquisitions.

Excluding the adjustments mentioned above, income before provision for taxes on income and cumulative effect of changes in accounting principles decreased 46% and 44% for the nine and three month periods of 1994, respectively, as compared to the same periods in 1993. These decreases relate primarily to lower operating results within the engineering and consulting segment, particularly the nuclear power market.

Excluding the aforementioned adjustments, the effective tax rate for the first nine months of 1994 increased to 43% from 40% for the same period last year. The effective tax rate for the current quarter increased to 44% from 42% for the third quarter of 1993. The increases primarily relate to a higher ratio of non-deductible expenses to income before provision for taxes on income and cumulative effect of changes in accounting principles and a higher effective state tax rate.

Working capital decreased $5,993,000 primarily due to lower operating results and cash and cash equivalents decreased $7,822,000 primarily due to the repayment of notes payable. The company does not anticipate requiring outside long-term financing during the next year. Amounts generated from operations, combined with available cash and cash equivalents and short-term lines of credit, should provide adequate working capital to satisfy operating requirements, contractual and lease obligations related to the third quarter 1994 charge mentioned above, contingent payment to former IAI principals and the ongoing program to repurchase the company's Class A common stock, of which approximately $3,500,000 remains. Unused lines of credit with three banks aggregating $15,500,000 are also available for short-term cash needs. No restrictions on cash transfers between the company and its subsidiaries exist.

Part II.  Other Information


Item 5.  Other Information

    The registrant recorded a charge to income of $15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share. See footnote 3 for further information.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

            #27   Financial Data Schedule

    (b) Reports on Form 8K

            The registrant was not required to report any items on Form 8-K during the three months ended September 30, 1994.





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GILBERT ASSOCIATES, INC.

                                   /s/J.R. Itin
                                   ---------------------------
                                   J.R. Itin
                                   Vice President and
                                   Chief Financial Officer



Date:  November 1, 1994