Form 10-K
period 1994-12-30
GILBERT ASSOCIATES INC/NEW
filed 1995-02-24
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549
                              __________
                               FORM 10-K
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended   December 30, 1994
                                    OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [X]

The aggregate market value of the registrant's Class B (voting) Common Stock held by non-affiliates computed by reference to the NASDAQ closing sale price for the registrant's Class A (non-voting) Common Stock at January 27, 1995, was $17,847,033.

                                    Class A        Class B
Number of shares of each class
of common stock outstanding as
of January 27, 1995 (excluding
2,024,296 treasury shares):        5,663,038      1,297,966



                  DOCUMENTS INCORPORATED BY REFERENCE

                Document                    Part of 10-K in which
                                                Incorporated


Definitive proxy statement for              Part III
the 1995 Annual Meeting of the
holders of the Class B Common
Stock of Gilbert Associates, Inc.

                                PART I
ITEM 1.   BUSINESS.

     Gilbert Associates, Inc. (the "registrant") was organized as a holding company in 1984.  Through its operating subsidiaries, the largest of which is Gilbert/Commonwealth, Inc. ("G/C"), the registrant is engaged in the businesses of providing professional services and the manufacture and sale of communication equipment.  G/C, formerly known as "Gilbert Associates, Inc.," was organized in 1942.  The registrant and its subsidiaries are sometimes referred to herein collectively as the "Gilbert companies."

     The holding company structure separates the administrative and financing activities of the registrant from the activities of its operating subsidiaries.  The revenues, operating profits and identifiable assets of the registrant's professional services and communication equipment segments for each of the last three years are stated in Note 14 to the consolidated financial statements contained in Part II, Item 8 of this report.

PROFESSIONAL SERVICES

     The professional services business segment, formerly called the engineering and consulting segment and renamed to more accurately reflect the revenue stream, consists of the registrant's largest subsidiary, G/C, and its subsidiaries, together with United Energy

Services Corporation ("UESC"), Resource Consultants, Inc. ("RCI") and

SRA Technologies, Inc. ("SRA"), which are wholly-owned subsidiaries of the registrant.  The operations of these subsidiaries have been consolidated for reporting purposes.

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

It also renders services to industrial clients and various

governmental agencies.  UESC, based in Atlanta, Georgia, primarily provides operations and engineering consulting services to the nuclear power industry.  RCI, based in Vienna, Virginia,

provides engineering, outplacement services, technical and other program support services to U.S. defense agencies, principally the

U.S. Navy and Army, and other U.S. Government agencies.  SRA, based in

Falls Church, Virginia, provides research and consulting services in life and environmental sciences, engineering and related technical areas, principally to U.S. Government agencies.

   During 1994, the registrant recorded a charge to income of

$15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share,

associated with its nuclear service business.  The charge is comprised of a $12,200,000 or $1.74 per share goodwill write-off and $1,025,000 or $.15 per share for severance and idled leased facility costs to reflect the current market conditions.  The charge also includes

$2,575,000 or $.37 per share to increase reserves to cover contractual issues on contracts completed in prior years.  The total charge is included in selling, general and administrative expenses.  The entire charge, including the goodwill write-off, will not have a material impact on future results of operations.

   The $12,200,000 goodwill write-off represents the entire goodwill amount associated with United Energy Services Corporation and its subsidiaries.

   The goodwill write-off stems primarily from the deterioration of the commercial nuclear power market.  Market forces, including deregulation of the electric utility industry, the emergence of independent power producers and technological advances making fossil plants more efficient, have particularly affected the commercial nuclear industry, resulting in a dramatic decline in the demand for and pricing of services.  These changing market conditions have resulted in increased competition on those services typically provided by UESC.

UESC incurred substantial losses late in 1993 and continued to operate at a loss through 1994.  For these reasons, and the continued

uncertainty surrounding UESC's nuclear business returning to a level of profitability sufficient to recover the carrying value of goodwill, it became apparent to management that UESC's goodwill was permanently impaired and no longer had any value.

   There were no other significant new business developments relating to the professional services segment during the fiscal year ended

December 30, 1994.*

   The services of G/C and UESC in the professional services industry are not divisible into classes because the projects undertaken by G/C and UESC require the utilization, in varying proportions depending upon the project, of the skills and talents of staff members who are qualified in a variety of disciplines.  For example, a single project may involve the utilization of the services of mechanical engineers,

electrical engineers, structural engineers, draftspeople, clerical personnel and others.

* All references to particular years in the balance of this report refer to the fiscal year ended on or about December 31 of such year. Thus, the fiscal year ended December 30, 1994 is from time to time referred to as simply "1994" elsewhere in this report.

    The following table sets forth for the past three fiscal years the revenues derived from the listed categories of professional services rendered.

                                           Professional Services Revenues
                                              (in thousands of dollars)

                                                1994         1993         1992

Design and Related Services                 $111,359      $123,945    $127,844

Operations Services                           34,921        61,834      85,351

Defense Related Services                      63,092        57,624      51,027

Life and Environmental Sciences Services      20,515          -           -


Operating profit and identifiable assets for the last three years within the professional services segment are disclosed in Note 14 to the consolidated financial statements in Part II, Item 8 of this report.

   The following table sets forth the approximate percentage of operating revenues derived from the principal markets served by the professional services segment during 1994 and the approximate percentage of backlog as of December 30, 1994 represented by work arrangements with clients in such markets:



                                     Percentage of     Percentage of Backlog
    Market for Services              1994 Revenues     as of December 30, 1994

    U.S. Private Industry                   39%                 16%

    U.S. Federal, State and Local
      Governments and Agencies              58                  82

    Foreign Governments and
      Businesses                             3                   2

   The work arrangements of this segment, while varying, are

essentially either cost-plus or fixed-price.  G/C, UESC, RCI and SRA have limited the number and extent of their fixed-price commitments in light of their experience that extended periods of performance and changes in governmental requirements tend to make it difficult to make adequate allowance for escalation and contingencies in fixed-price quotations.  The majority of the Gilbert companies' professional services revenues was attributable to contracts other than fixed-price arrangements in each of the last three years.  In addition, fixed-

price contracts represent less than a majority of the backlog attributable to such segment at December 30, 1994.  The ability to continue to sell services on a basis other than fixed-price will,

however, depend upon a number of factors including the state of the national economy, the level of actual and planned capital and operating expenditures by prospective clients, and the trend of contracting practices in the markets in which such services are rendered.

   Inventory is not essential to the operations of the Gilbert companies' professional services segment.

   The subsidiaries comprising the Gilbert companies' professional services segment own various patents and trademarks and have pending applications for other patents.  However, such patents and trademarks are not individually or cumulatively significant to the business of such segment.

    Although the professional services segment is not dependent upon any single client, its five largest clients have generally accounted for approximately three-fifths of its total revenues.  During 1994,

the United States Government and the Tennessee Valley Authority

("TVA") accounted for 34% and 13%, respectively, of total professional services revenues. During 1993, the United States Government and TVA accounted for 24% and 16%, respectively, of total professional services revenues.  These amounts represent revenue earned by the registrant as prime contractor.  No other client or its affiliate accounted for 10%

or more of such revenues in 1994 or 1993.

   A substantial portion of the business of the professional services segment is obtained from clients served for a number of years.  In the years 1994 and 1993, services rendered to clients who had been served at least four years earlier accounted for 89% and 83%, respectively,

of the Gilbert companies' professional services revenues.  There is no assurance that work authorizations from such clients will account for a similar percentage of total revenues in the future.

   As of December 30, 1994 and December 31, 1993, respectively, the subsidiaries comprising the Gilbert companies' professional services segment had backlogs of contracts or work authorizations from which they had then anticipated estimated aggregate future revenues of approximately $301,000,000 and $407,000,000.  The backlog of RCI and

SRA accounted for approximately 77% of the total segment backlog at

December 30, 1994 and December 31, 1993.  Substantially all of the

backlog of RCI and SRA at such dates represents work to be performed on government contracts for which funding has not yet been authorized.

Such funding authorizations are generally issued by the government in periodic increments during the contract term.  The subsidiaries comprising the professional services segment anticipate that approximately $138,000,000 of the revenues to be recognized by them under work authorizations outstanding at December 30, 1994 will be earned within the fiscal year ending December 29, 1995 and that additional revenues will be earned in 1995 from work authorizations received during the year.

   Consistent with standard industry practice for professional services organizations, work authorizations for the Gilbert companies' professional services segment are terminable by their clients upon relatively brief notice,

whether by the express terms of such work authorizations or otherwise.

The completion dates for a number of projects have been extended in the past, thereby lengthening the period of time during which the backlog of estimated revenues for those projects was to be earned.

With the continued unsettled conditions in the industries served by this segment, it is possible that one or more projects included in the backlog at December 30, 1994 might be extended or even canceled.  Work authorizations from the largest client included in such backlog total

$88,000,000 for work on several U.S. Navy programs, of which

$70,000,000 is subject to government funding.

   Since the majority of the operating costs of the subsidiaries comprising the Gilbert companies' professional services segment are payroll and payroll-related costs, and since their business is dependent upon the reputation and experience of their personnel, the quality of the services they render and their ability to maintain an organization which is qualified and adequately staffed to undertake and efficiently discharge assignments in the various fields in which such subsidiaries render services, a reasonable backlog is important for the scheduling of their operations and for the maintenance of a reasonably staffed level of operations.

   To the best of the knowledge of the registrant, no reliable data are available with respect to the total size of the market for professional services for the full range of fields in which the registrant's subsidiaries are engaged.  The registrant's professional services subsidiaries compete with a number of firms in each of the fields in which they are active, and some of their competitors have substantially larger total revenues, greater financial resources and more diversified businesses.  Competition is based primarily on quality, reputation, experience and available skills and services.

Frequently, however, formal or informal bidding procedures result in price competition.  In terms of the number of employees rendering professional services (excluding those incident to construction and technician services),

the registrant believes that its professional services segment is one of the largest firms, but it is unable to determine its relative size within this group.  Moreover, since there are a great many firms rendering similar services as a portion of their businesses or to affiliated companies only, the registrant believes it does not constitute a substantial part of the total market for such services.

   A number of the professional services segment's clients utilize their own staffs to do all or a major part of their own engineering work.  Thus, the future business of the professional services segment of the Gilbert companies will be affected by the extent to which clients and potential clients utilize the services of outside professional services firms.  Such future business will also be affected by factors such as the rate of growth of the electric utility industry, the demand for new power generation facilities, and the level of expenditure for capital goods in the United States.

Reductions in United States government defense expenditures have recently been made and further reductions may follow.  Although the registrant has not been adversely affected by these events, it is unable to estimate the degree or nature of the future impact of any such reductions on the professional services segment.

   The Energy Policy Act of 1992 includes various provisions

which are expected to result in further deregulation of, and competition within, the electric utility industry and development of independent power production facilities. The effect of these provisions on the registrant's business is not certain.  In addition, the Act contains amendments to the Atomic Energy Act designed to provide for standardization of nuclear plant designs and to otherwise simplify the nuclear power plant licensing process and thereby encourage development of nuclear power reactors by utilities.

No new nuclear power plants have been ordered by utilities since 1978,

and the effect of these amendments to the Atomic Energy Act on the registrant's future business is considered to be uncertain pending satisfactory resolution of, among other things, nuclear waste disposal issues.

   The registrant's professional services subsidiaries do not engage in any material company-sponsored research activities relating to the development of new products or services or the improvement of existing products or services.  In the process of performing professional services, some personnel of such subsidiaries are periodically involved in customer-sponsored research activities for the improvement of products or services, but few employees are engaged in such activities on a full-time basis and they are not a material part of the Gilbert companies' professional services business.

   On December 30, 1994, the professional services segment had a total of 3,033 employees, of which 2,126 employees were professional and technical personnel.  In comparison, such segment had a total of 3,428 employees on December 31, 1993, of which 2,459 employees were professional and technical personnel.

COMMUNICATION EQUIPMENT

   The communication equipment segment of the business of the Gilbert companies consists of the sale and customizing of communications equipment and related systems by GAI-Tronics Corporation ("GAI-

Tronics"), a wholly-owned subsidiary of the registrant.

   GAI-Tronics is principally engaged in the development, assembly and marketing of communication systems for industrial operations.  In serving such customers, GAI-Tronics provides custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres.  GAI-

Tronics also designs and manufactures land mobile radio

communication devices.

   The value of orders for GAI-Tronics' systems may range from a minimal amount to several hundred thousand dollars.  GAI-Tronics'

significant class of products or services is the design and assembly of communication systems.

    The approximate percentage of GAI-Tronics' sales derived from the principal markets for its products during 1994 and the approximate percentage of its backlog as of December 30, 1994 represented by contracts with clients in such markets, were as follows:



                                Percentage of   Percentage of Backlog
    Market for Products         1994 Revenues   as of December 30, 1994

    U.S. Private Industry            79%               53%

    Foreign Governments and
      Businesses                     21                47

Revenue, operating profit and identifiable assets for the last three years within the communication equipment segment are disclosed in Note

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

1994 were made for installation in projects or to customers for which subsidiaries comprising the professional services segment had served as consulting engineer.  (See "Business - Professional Services".)

    A substantial part of GAI-Tronics' business is obtained from customers to whom it has made previous sales.  In 1994 and 1993, sales made to customers who had made purchases at least four years earlier accounted for approximately 94% of GAI-Tronics' total net sales.

There is no assurance that sales to such customers will account for a similar percentage of total revenues in the future.  Many of GAI-

Tronics' sales are made as a result of proposals submitted in response to competitive bidding invitations.

    As of December 30, 1994 and December 31, 1993, GAI-Tronics had a

backlog of contracts from which it had anticipated estimated future revenue of approximately $5,954,000 and $6,850,000, respectively.

GAI-Tronics anticipates that substantially all of the goods reflected in its backlog at December 30, 1994, will be shipped in 1995.  GAI-Tronics anticipates that the vast majority of its revenues earned in 1995 will be from orders received during the year.

    GAI-Tronics competes with a number of other organizations that develop and market specialized telephonic and communication systems.

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

    GAI-Tronics spent approximately $1,727,000, $1,734,000 and

$1,309,000 during 1994, 1993 and 1992, respectively, on company-

sponsored product development and improvement.  Several of GAI-

Tronics' professional employees routinely engage in company-sponsored product development and improvement on a full-time basis.  GAI-Tronics has not made material expenditures on product development and improvement projects sponsored by customers in the last three years.

    On December 30, 1994, GAI-Tronics had a total of 394 employees, of which 169 employees were professional and technical personnel.  In comparison, GAI-Tronics had a total of 420 employees on December 31,

1993, of which 174 were professional and technical personnel.

MISCELLANEOUS

    The registrant expects no material effect on the capital

expenditures, earnings and competitive position of the registrant and its subsidiaries from its or their compliance with federal, state or local laws or regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, although it does expect its professional services subsidiaries to undertake engineering work for many of their clients to support them in complying with such provisions.

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

Curtailment of such financing or guarantees could tend to reduce revenues from foreign sources.  The countries providing the largest portion of foreign revenues in 1994 were Egypt and Canada.

    The businesses of the registrant's subsidiaries are not seasonal to any material extent.


ITEM 2. PROPERTIES.

    The physical properties owned and leased within the professional services segment consist primarily of office space and furniture and equipment.  Certain subsidiaries of the registrant own land and several buildings containing approximately 618,000 square feet of office space, located in and near Reading, Pennsylvania and in

Huntsville, Alabama. Most of this office space is in buildings situated on approximately 40 acres of a 530 acre tract. Located in these buildings are the headquarters of the registrant and G/C, as well as G/C's engineering and design and related operations, and offices of UESC and GAI-Tronics.

    RCI leases a total of 168,000 square feet of office space,

primarily in the Washington, D.C. area, used for engineering and technical support activities under leases expiring between 1995 and

1997.  Of this total, 78,600 square feet is leased under two separate agreements with limited partnerships in which certain officers and an employee of RCI hold limited partnership interests representing approximately 26% of the total equity of the partnerships which existed prior to the registrant's acquisition of RCI.  These leases expire in 1996 and 1997.

    SRA leases from unrelated parties a total of 120,000 square feet of both office and laboratory space primarily in the Washington, D.C.

area used for various engineering and biomedical research activities under leases expiring between 1995 and 2005.

    UESC leases, from unrelated parties, approximately 60,000 square feet of office space primarily in the Louisville, Tennessee and

Atlanta, Georgia areas used for engineering activities under leases expiring in 1995 and 1999, respectively.

    GAI-Tronics' plants are located near Reading, Pennsylvania, and in

Memphis, Tennessee.  The plant near Reading, Pennsylvania, which is used to design and assemble communication systems, is owned by GAI-

Tronics and consists of approximately 74,000 square feet and is located on a 17 acre tract of land owned by GAI-Tronics.  The plant located in Memphis, Tennessee, which is used to design and assemble land mobile radio communication devices is leased by GAI-Tronics and consists of approximately 50,000 square feet with the lease expiring in 2000.

    Green Hills Management Company, the registrant's wholly-owned real estate development and management subsidiary, owns a 130,000 square foot office building to be leased to third parties.  As of the end of

1994, approximately 48,000 square feet of space is occupied under leases which expire in 2003.  In addition, Green Hills Management

Company leases to unrelated parties approximately 105,000 square feet of space within the buildings in the Reading, Pennsylvania area described earlier.  The largest of these leases, 96,000 square feet,

expires in 2004.  The remaining leases expire in 1996.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 1994.



ITEM 4A.    EXECUTIVE OFFICERS OF REGISTRANT.

    The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the registrant are as follows:


    Name    *            Position and Previous Experience             Age

    Timothy S. Cobb   Mr. Cobb has been Chief Executive Officer       53
                      since March 1994 and President and
                      Chief Operating Officer since October 1993.
                      Mr. Cobb served as President of Gilbert/
                      Commonwealth, Inc. (subsidiary of
                      registrant) from January 1991 to September
                      1993.  He served as President of GAI-Tronics
                      Corporation (subsidiary of registrant) from
                      October 1988 to December 1990.

    James R. Itin     Mr. Itin has been Vice President and            62
                      Chief Financial Officer since May 1979.

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



     1994             1993                                   Dividends
 High     Low     High     Low                             1994     1993

$18.75  $16.50   $21.50   $19.25       First Quarter       $.20     $.18
 17.75   14.75    21.75    20.25       Second Quarter       .20      .18
 15.50   14.00    21.50    16.25       Third Quarter        .20      .20
 15.00   12.00    17.00    14.50       Fourth Quarter       .20      .20

    At December 30, 1994, the approximate number of record holders of Class A common stock was 3,500.

ITEM 6.   SELECTED FINANCIAL DATA

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Five Year Summary/Selected Financial Data

                                     1994             1993            1992            1991            1990
Summary of Operations:

Total Revenue                $282,495,000     $291,606,000    $301,209,000    $277,428,000    $260,633,000

Costs and Expenses            293,655,000      280,444,000     286,243,000     272,082,000     242,149,000

Net Income(Loss)              (11,620,000)(1)    6,452,000(2)    9,057,000       3,252,000(3)   11,664,000

Per Share of Class A and Class B Common Stock:

  Net Income(Loss)                  (1.66)             .87            1.19             .42            1.48

  Dividends to Stockholders           .80              .76             .72             .72             .68

Average Shares Outstanding      7,002,834        7,417,272       7,605,567       7,748,736       7,898,791

Summary of Financial Position:

Total Assets                 $147,085,000     $170,247,000    $165,424,000    $169,155,000    $159,247,000

Long-Term Debt                    871,000        1,066,000       1,097,000       4,330,000         228,000

Stockholders' Equity           99,514,000      118,114,000     124,042,000     125,268,000     129,808,000

Stockholders' Equity
  Per Share                         14.30            16.82           16.65           16.25           16.66

Number of Employees                 3,427            3,848           3,645           3,398           3,126


    Per share amounts and average shares outstanding have been adjusted for the effects of a five-for-four stock split effective
    May 4, 1990.
(1) Decreased by $15,800,000 for expenses associated with the nuclear service business, including a goodwill write-off, severance and idled leased facility costs, and the increase of reserves to cover contractual issues on contracts completed in prior years and increased by $75,000 for closure of foreign subsidiaries and settlement of certain contractual issues (Note 9).
(2) Decreased by $1,320,000 to increase reserves for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988 (Note 9) and $200,000 for changes in accounting principles (Notes 3 and 6).
(3) Decreased by $4,920,000 for expenses associated with the realizability of certain assets, anticipated losses on certain contracts and restructuring charges.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

    Excluding all adjustments, net income decreased $3,867,000 and earnings per share decreased $.49, or 49% and 45%, respectively, in

1994 as compared to 1993.  Prior to adjustments, net income for 1993 decreased $1,085,000, or 12% from 1992, and earnings per share decreased $.11 or 9% in the same period.  The decreases relate primarily to lower operating results within the professional services segment, formerly called the engineering and consulting segment.  The decline in net income was greater than the decline in earnings per share due to fewer shares outstanding.  Revenue declined 3% in both

1994 and 1993 due to declines within the professional services segment, offset in part by higher revenue within the communication equipment segment.  Adjustments for 1994 included a third quarter charge to income of $15,800,000 (net of $2,000,000 income tax benefit)

or $2.26 per share, associated with the nuclear operations (Note 9).

This charge will not have a significant impact on future operations.

Adjustments also included a $75,000 increase in net income, or $.01 per share, in the second quarter of 1994 relative to closing foreign subsidiaries and settlement of certain contractual issues (Note 9).

Adjustments for 1993 included a $1,320,000 reduction in net income or

$.18 per share in the second quarter of 1993 to increase reserves for claims filed by former employees (Note 9), and a $200,000 reduction in net income or $.03 per share in the first quarter of 1993 for changes in accounting principles (Notes 3 and 6).

    The professional services segment, renamed to more accurately reflect the revenue stream, reported a 6% decrease in revenue in 1994 as compared to 1993. The decrease is due primarily to large declines in volume of services provided to the nuclear power market, offset largely by revenue derived from SRA Technologies, Inc. (SRA), which was acquired on December 10, 1993.  The gross profit percentage was

22% in 1994, a decrease from 24% in the prior year.  The decrease is due primarily to competitive pressures within the nuclear market and the professional services segment in general.  Revenue decreased 8% in 1993 as compared to 1992, due primarily to declines in the volume of services provided to the nuclear power market, offset by increases in U.S. defense related revenue.  The gross profit percentage was 24% in 1993 and 1992.

    The communication equipment segment revenue increased 10% in 1994 as compared to 1993.  The increase relates primarily to revenue derived from Instrument Associates, Inc. (IAI), which was acquired on

December 28, 1993.  The gross profit percentage decreased to 32% in

1994 from 34% in 1993 due primarily to IAI, and to a lesser extent,

costs associated with consolidating manufacturing operations.  IAI is structured to operate on lower margins than other operations within this segment, but has lower selling, general and administrative expenses which more than offset the impact of lower gross profit.

Revenue volume increased 30% in 1993 as compared to 1992 due primarily to revenue derived from the acquisition of the Femco Division of Mark

IV Industries in late 1992.  The gross profit margin decreased 2% in

1993 to 34% due primarily to sales of lower margin products.

    Other income increased 6% in 1994 as compared to 1993, and 31% in

1993 as compared to 1992.  The increases relate primarily to income derived from a joint venture within the professional services segment which has earned income, prior to income taxes, of $2,080,000,

$1,406,000 and $715,000 in 1994, 1993 and 1992, respectively.

    Selling, general and administrative expenses decreased 1% in 1994 as compared to 1993 after excluding the adjustments mentioned above.

Selling, general and administrative expenses relative to the recent acquisitions of SRA and IAI were offset by lower expenses within the professional services segment.  Also excluding the above adjustments,

these expenses were substantially unchanged in 1993 from 1992.

Depreciation and amortization increased 8% in 1994 as compared to 1993 due primarily to amortization associated with the recent acquisitions.

Depreciation and amortization increased 12% in 1993 compared to 1992 due primarily to depreciation on the office facility completed in late

1992.  Interest expense was not significant in 1994, 1993 or 1992.

    Income before provision for taxes on income and cumulative effect of changes in accounting principles decreased 46% from 1993 to 1994,

excluding the adjustments mentioned above.  The decrease relates primarily to lower operating results within the professional services segment, particularly the nuclear power market.  Income before provision for taxes on income and cumulative effect of changes in accounting principles in 1993 decreased 11% compared to 1992 after excluding the aforementioned adjustments.  The decrease relates primarily to lower operating results within the professional services segment, particularly the nuclear power market, offset in part by higher operating results within the communication equipment segment.

    The provision for taxes on income, prior to all adjustments,

increased to an effective tax rate of 43% in 1994 from 40% in 1993.

The increase is due primarily to a higher effective state tax rate,

which in part is due to limitations in loss carrybacks and

carryforwards in certain jurisdictions.  In 1993, the effective tax rate increased to 40% from 39% in 1992 due primarily to the enacted increase in the statutory federal income tax rate to 35%.

    Working capital decreased $6,829,000, or 14% in 1994.  The decline relates primarily to lower operating results.  Cash and cash equivalents declined $3,289,000 during the year due primarily to lower borrowings.  The company does not anticipate requiring long-term financing during the next year.  Available cash and cash equivalents,

combined with amounts generated from operations and short-term lines of credit, should provide adequate working capital to satisfy operating requirements, contractual and lease obligations related to the third quarter 1994 charge mentioned above, the contingent payout to IAI principals and the ongoing program to repurchase the company's

Class A common stock, of which approximately $3,500,000 remains.

Unused lines of credit with three banks aggregating $14,205,000 are also available for short-term cash needs.  No restrictions on cash transfers between the company and its subsidiaries exist.

    On December 9, 1994, the registrant announced that it had engaged a New York investment banking firm to assist the registrant in assessing various potential opportunities to enhance shareholder values.  The investment bankers' assistance includes a wide range of investigation and analysis of alternative business strategies including an in-depth review of our subsidiary operations to determine whether any divestitures might be appropriate, identifying possible acquisition candidates and consideration of possible joint venture partners.

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



                              T. S. Cobb
                              President and Chief Executive Officer



                              J. R. Itin
                              Vice President and Chief Financial Officer

Report of Independent Accountants

To the Stockholders and Board of Directors, Gilbert Associates, Inc.:

    We have audited the accompanying consolidated balance sheets of Gilbert Associates, Inc. and Subsidiaries as of December 30, 1994 and December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilbert Associates, Inc. and Subsidiaries as of December 30, 1994 and December 31, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 1994 in conformity with generally accepted accounting principles.

    As discussed in Notes 3 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1993.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 3, 1995                               COOPERS & LYBRAND L.L.P.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the years 1994, 1993 and 1992
                                                1994           1993           1992
Revenue:

  Professional services revenue         $229,887,000   $243,403,000   $264,222,000
  Communication equipment sales           46,045,000     41,987,000     32,233,000
  Other income                             6,563,000      6,216,000      4,754,000
                                         -----------    -----------    -----------
                                         282,495,000    291,606,000    301,209,000
                                         -----------    -----------    -----------

Costs and expenses:

  Professional services costs            179,216,000    185,233,000    200,892,000
  Communication equipment costs           31,215,000     27,632,000     20,490,000
  Selling, general and administrative
    expenses                              76,116,000     60,958,000     59,041,000
  Depreciation and amortization            6,922,000      6,416,000      5,725,000
  Interest expense                           186,000        205,000         95,000
                                         -----------    -----------    -----------
                                         293,655,000    280,444,000    286,243,000
                                         -----------    -----------    -----------
Income(Loss) before provision for taxes
  on income(loss) and cumulative effect
  of changes in accounting principles    (11,160,000)    11,162,000     14,966,000
Provision for taxes on income(loss)          460,000      4,510,000      5,909,000
                                         -----------    -----------    -----------
Income(Loss) before cumulative effect
  of changes in accounting principles    (11,620,000)     6,652,000      9,057,000
Cumulative effect of changes in
  accounting principles                        -           (200,000)         -
                                         -----------    -----------    -----------
    Net income(loss)                    $(11,620,000)  $  6,452,000   $  9,057,000
                                         ===========    ===========    ===========
Net income(loss) per average number of
  Class A and Class B shares
  outstanding:

  Income(Loss) before cumulative effect
    of changes in accounting principles      $(1.66)           $.90          $1.19
  Cumulative effect of changes in
    accounting principles                         -            (.03)             -
                                        -----------     -----------    -----------
  Net income(loss)                           $(1.66)           $.87          $1.19
                                        ===========     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the years 1994, 1993 and 1992
                                                            1994           1993          1992

Cash flows from operating activities:
 Net income(loss)                                   $(11,620,000)   $ 6,452,000   $ 9,057,000
 Adjustments to reconcile net income(loss) to net
     cash provided by operating activities:
   Depreciation and amortization                       6,922,000      6,416,000     5,725,000
   Goodwill write-off                                 12,200,000          -             -
   Provision for doubtful accounts, net                 (164,000)       810,000       121,000
   Provision for estimated liability for
    contract losses, net                               3,700,000        223,000       135,000
   Provision for self-insured retention                  825,000      1,018,000       978,000
   Benefit from deferred income taxes                   (725,000)    (1,000,000)   (1,505,000)
   Cumulative effect of changes in accounting
     principles                                            -            200,000         -
   Gain on sale of short-term investments                  -            (20,000)     (155,000)
   Changes in current assets and current
    liabilities, net of effects from
    acquisitions:
     Accounts receivable and unbilled revenue          9,148,000      9,542,000     4,094,000
     Inventories                                        (359,000)       482,000     2,097,000
     Other current assets                               (287,000)      (183,000)      310,000
     Accounts payable and salaries and wages          (3,039,000)    (1,401,000)     (649,000)
     Other accrued liabilities                          (862,000)       290,000     3,300,000
     Income taxes, currently payable                      68,000       (505,000)    1,544,000
     Estimated liability for contract losses          (1,241,000)      (572,000)     (617,000)
     Contractual billings in excess of
      recognized revenue                                 280,000         61,000        21,000
   Other, net                                           (492,000)       601,000      (168,000)
                                                      ----------     ----------    ----------
    Net cash provided by operating activities         14,354,000     22,414,000    24,288,000
                                                      ----------     ----------    ----------
Cash flows from investing activities:
 Payments for acquisitions, net of cash
   acquired                                           (1,500,000)   (14,161,000)   (9,782,000)
 Net decrease in short-term investments                    -          6,149,000    15,354,000
 Payments for property, plant and equipment           (5,513,000)    (4,441,000)  (12,041,000)
 Proceeds from sale of property, plant
  and equipment                                          202,000      1,263,000       169,000
                                                      ----------     ----------    ----------
    Net cash used for investing activities            (6,811,000)   (11,190,000)   (6,300,000)
                                                      ----------     ----------    ----------





The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the years 1994, 1993 and 1992 (continued)
                                                        1994           1993          1992

Cash flows from financing activities:
 Payments of long-term debt                         (364,000)      (545,000)   (7,582,000)
 Net (repayments)borrowings under note payable    (3,000,000)     5,000,000         -
 Issuance of treasury stock in connection
   with stock option, award and purchase
   plans                                             916,000        543,000       509,000
 Payments to acquire treasury stock               (2,206,000)    (7,262,000)   (5,138,000)
 Cash dividends paid                              (5,607,000)    (5,650,000)   (5,480,000)
 Other, net                                         (571,000)       454,000        34,000
                                                  ----------     ----------    ----------
    Net cash used for financing activities       (10,832,000)    (7,460,000)  (17,657,000)
                                                  ----------     ----------    ----------

Net increase(decrease) in cash and
 cash equivalents                                 (3,289,000)     3,764,000       331,000
Cash and cash equivalents at beginning
 of year                                          10,716,000      6,952,000     6,621,000
                                                  ----------     ----------    ----------
Cash and cash equivalents at end of year         $ 7,427,000    $10,716,000   $ 6,952,000
                                                  ==========     ==========    ==========
Supplemental cash flow disclosures:
 Interest paid, net of interest capitalized      $   103,000    $   122,000   $    91,000
 Income taxes paid, net of refunds received      $ 1,117,000    $ 6,015,000   $ 5,870,000



















The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 1994 and December 31, 1993


ASSETS                                           December 30,   December 31,
                                                         1994           1993

Current assets:
Cash and cash equivalents                        $  7,427,000   $ 10,716,000
Accounts receivable, net of allowance
 for doubtful accounts of $2,677,000 in 1994
 and $3,427,000 in 1993                            33,452,000     38,526,000
Unbilled revenue                                   19,570,000     23,480,000
Inventories                                         6,761,000      6,402,000
Deferred income taxes                               4,420,000      4,205,000
Other current assets                                5,918,000      5,751,000
                                                  -----------    -----------
    Total current assets                           77,548,000     89,080,000
                                                  -----------    -----------
Property, plant and equipment, at cost:
Land                                                3,693,000      3,702,000
Buildings                                          43,002,000     41,885,000
Furniture and equipment                            46,907,000     43,888,000
                                                  -----------    -----------
                                                   93,602,000     89,475,000
Less accumulated depreciation and
  amortization                                     51,534,000     46,924,000
                                                  -----------    -----------
                                                   42,068,000     42,551,000
                                                  -----------    -----------
Deferred income taxes                               1,610,000      1,100,000
Other assets                                        2,441,000      2,117,000

Goodwill                                           23,418,000     35,399,000
                                                  -----------    -----------
    Total Assets                                 $147,085,000   $170,247,000
                                                  ===========    ===========










The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 1994 and December 31, 1993

LIABILITIES                                               December 30,    December 31,
                                                                  1994            1993


Current liabilities:
Note payable                                              $  2,000,000    $  5,000,000
Accounts payable                                             3,784,000       5,593,000
Salaries and wages                                           8,239,000       9,469,000
Income taxes, currently payable                              1,496,000       1,868,000
Estimated liability for contract losses                      5,272,000       2,813,000
Other accrued liabilities                                   11,400,000      12,431,000
Contractual billings in excess of
 recognized revenue                                          2,474,000       2,194,000
                                                           -----------     -----------
    Total current liabilities                               34,665,000      39,368,000
                                                           -----------     -----------
Long-term debt                                                 871,000       1,066,000
Other long-term liabilities                                  6,704,000       7,036,000
Self-insured retention                                       5,331,000       4,663,000
Commitments and contingencies                                    -               -

STOCKHOLDERS' EQUITY

Capital stock:
  Class A common stock, nonvoting, par value $1 per share
    Issued:  1994, 7,698,484 shares;
    1993, 7,625,566 shares                                   7,698,000       7,625,000
  Class B common stock, voting, par value $1 per share
    Issued and outstanding:  1994, 1,286,816 shares;
    1993, 1,359,734 shares                                   1,287,000       1,360,000
Capital in excess of par value                              38,707,000      38,932,000
Retained earnings                                           83,854,000     101,081,000
Foreign currency translation adjustments                         -              83,000
Class A common stock held in treasury, at cost:
    1994, 2,024,396 shares; 1993, 1,961,474 shares         (32,032,000)    (30,967,000)
                                                           -----------     -----------
                                                            99,514,000     118,114,000
                                                           -----------     -----------
    Total Liabilities and Stockholders' Equity            $147,085,000    $170,247,000
                                                           ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1994, 1993 and 1992
                                                 Common Stock
                                             --------------------
                                         Class A                Class B
                                         -------                -------
                                     Shares    Amount      Shares      Amount
                                     ------    ------      ------      ------

Balances at January 3, 1992       7,844,026   $7,844,000   1,141,274  $1,141,000
Conversion from Class A to
  Class B, net                     (144,394)    (145,000)    144,394     145,000
                                   ---------   ---------   ---------   ---------
Balances at January 1, 1993        7,699,632   7,699,000   1,285,668   1,286,000
Conversion from Class A to
  Class B, net                       (74,066)    (74,000)     74,066      74,000
                                   ---------   ---------   ---------   ---------
Balances at December 31, 1993      7,625,566   7,625,000   1,359,734   1,360,000
Conversion from Class B to
  Class A, net                        72,918      73,000     (72,918)    (73,000)
                                   ---------   ---------   ---------   ---------
Balances at December 30, 1994      7,698,484  $7,698,000   1,286,816  $1,287,000
                                   =========   =========   =========   =========





















The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1994, 1993 and 1992
                                                                      Foreign             Class A
                                         Capital in                   Currency         Treasury Stock
                                         Excess of       Retained   Translation        --------------
                                         Par Value       Earnings   Adjustments     Shares       Amount
                                         ---------       --------   -----------     ------       ------
Balances at January 3, 1992             $38,888,000   $ 96,702,000    $ 268,000    1,275,066  $(19,575,000)
Net Income                                               9,057,000
Cash dividends paid, $.72 per
  share                                                 (5,480,000)
Translation adjustments                                                (174,000)
Purchase of treasury stock                                                           290,682    (5,138,000)
Issuance of treasury stock in
  connection with stock option,
  award and purchase plans                  11,000                                   (32,130)      498,000
                                        ----------     -----------      -------    ---------    ----------
Balances at January 1, 1993             38,899,000     100,279,000       94,000    1,533,618   (24,215,000)
Net income                                               6,452,000
Cash dividends paid, $.76 per
  share                                                 (5,650,000)
Translation adjustments                                                 (11,000)
Purchase of treasury stock                                                           459,947    (7,262,000)
Issuance of treasury stock in
  connection with stock option,
  award and purchase plans                  33,000                                   (32,091)      510,000
                                        ----------     -----------      -------    ---------   -----------
Balances at December 31, 1993           38,932,000     101,081,000       83,000    1,961,474   (30,967,000)
Net income(loss)                                       (11,620,000)
Cash dividends paid, $.80 per
  share                                                 (5,607,000)
Translation adjustments                                                 (83,000)
Purchase of treasury stock                  (8,000)                                  134,624    (2,198,000)
Issuance of treasury stock in
  connection with stock option,
  award and purchase plans                (217,000)                                  (71,702)    1,133,000
                                        ----------     -----------      -------    ---------   -----------
Balances at December 30, 1994          $38,707,000    $ 83,854,000    $     -      2,024,396  $(32,032,000)
                                        ==========     ===========      =======    =========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements


1.   SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR: The company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The 1994, 1993 and 1992 fiscal years comprised 52 weeks each and ended on December 30, 1994, December 31, 1993 and January 1, 1993, respectively.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and its subsidiaries. All material intercompany transactions have been eliminated. Investments in joint ventures where the company does not have a controlling interest are accounted for under the equity method.

RECOGNITION OF REVENUE: The company recognizes revenue on contracts entered into for professional services as the work is performed.
Costs and expenses are charged to operations as incurred. Losses, estimated to be sustained upon completion of contracts, are charged to income in the year such estimates are determinable.

INSURANCE PROGRAMS: The company's overall insurance coverages, excluding professional liability, contain provisions for large deductibles and funding on a claims paid basis. Necessary accruals, which relate primarily to health care and workers' compensation, aggregate $3,494,000 and $3,262,000 at December 30, 1994 and December 31, 1993, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

The accrual for reported claims and for claims incurred but not yet reported relating to professional liability insurance is estimated on the basis of historical claims experience. This accrual is reflected on the consolidated balance sheets as self-insured retention.

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

Interest cost capitalized in 1992 amounted to $420,000.

GOODWILL: Substantially all of the goodwill is being amortized by charges to operations on a straight-line basis over 40 years, and such amortization amounted to $842,000 in 1994, $778,000 in 1993 and $605,000 in 1992. Accumulated amortization amounted to $3,264,000 at December 30, 1994 and $4,775,000 at December 31, 1993.

The company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

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

STATEMENTS OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

RECLASSIFICATION: The consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform with current year presentation.

2.   ACQUISITIONS:

On December 10, 1993, the company acquired all of the outstanding capital stock of SRA Technologies, Inc. (SRA) for $6,500,000 in cash. The company also paid $1,500,000 in cash for other intangible assets, which resulted in a total purchase price of $8,000,000. On December 28, 1993, the company acquired the net assets of Instrument Associates, Inc. (IAI) for $5,704,000 in cash plus an additional amount to be paid based upon the achievement of certain earnings objectives. Any additional amount will increase goodwill and will not exceed $1,000,000.

On December 21, 1992, the company acquired the net assets of the Femco Division of Mark IV Industries, Inc. (Femco) for $8,782,000 in cash.

During the first quarter of 1994, the company paid the former stockholders of GENSYS Corporation $1,500,000 in cash as part of the April 1, 1991 purchase agreement, which resulted in an increase in goodwill.

All acquisitions were accounted for as purchases, and goodwill was determined based upon the fair values of assets acquired and liabilities assumed. At the dates of acquisition, such liabilities aggregated $6,336,000 and $1,342,000 in 1993 and 1992, respectively. Goodwill for SRA, IAI and Femco was $3,563,000, $5,639,000 and $5,752,000, respectively, which is being amortized on a straight-line basis over 40 years. The company's consolidated statements of operations include the results of operations of the acquired businesses since the dates of acquisition.

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

Income tax provisions consist of the following:

                          1994          1993            1992
                          ----          ----            ----
Current:
  Federal          $   790,000   $ 5,035,000     $ 6,585,000
  State and
    foreign            395,000       475,000         829,000
                    ----------    ----------      ----------
                     1,185,000     5,510,000       7,414,000
                    ----------    ----------      ----------

Deferred:
  Federal             (620,000)     (900,000)     (1,285,000)
  State               (105,000)     (100,000)       (220,000)
                    ----------    ----------      ----------
                      (725,000)   (1,000,000)     (1,505,000)
                    ----------    ----------      ----------
                   $   460,000   $ 4,510,000      $5,909,000
                    ==========    ==========      ==========
The components of the net deferred income tax asset are as follows:

                                              December 30,      December 31,
                                                      1994              1993
                                              ------------      ------------
  Net current deferred income tax asset        $ 4,420,000       $ 4,205,000
  Net non-current deferred income tax asset      1,610,000         1,100,000
                                                ----------         ---------
  Net deferred income tax asset                $ 6,030,000       $ 5,305,000
                                                ==========         =========
The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                              December 30,      December 31,
                                                      1994              1993
Deferred income tax assets:                   ------------      ------------

  Reserves for contract disallowances
    and bad debts                              $ 3,295,000       $ 2,540,000
  Retirement liabilities                         2,634,000         2,366,000
  Self-insured retention                         2,239,000         1,865,000
  Vacation accrual                                 995,000         1,276,000
  Legal claims reserves                            934,000           950,000
  Workers' compensation reserves                   898,000           682,000
  Other                                          1,971,000         2,596,000
                                                ----------        ----------
                                                12,966,000        12,275,000
                                                ----------        ----------

                                       December 30,  December 31,
                                               1994          1993
Deferred income tax liabilities:       ------------  ------------

  Depreciation                          $ 2,936,000   $ 2,937,000
  Contract retention                      2,214,000     2,509,000
  Other                                   1,786,000     1,524,000
                                         ----------    ----------
                                          6,936,000     6,970,000
                                         ----------    ----------
  Net deferred income tax asset         $ 6,030,000   $ 5,305,000
                                         ==========    ==========

A reconciliation of the statutory income tax rate to the effective tax rate follows:

                                        1994       1993      1992
                                        ----       ----      ----

Federal statutory tax rate             (34.0)%     35.0%     34.0%
Closure of foreign subsidiaries         (4.1)       -         -
State and foreign taxes                  2.1        2.2       2.7
Amortization and write-off of goodwill  39.0        2.1       1.4
Other, net                               1.1        1.1       1.4
                                        ----       ----      ----
  Effective tax rate                     4.1%      40.4%     39.5%
                                        ====       ====      ====


The 1991 sale of stock of Gilbert/Commonwealth Inc. of Michigan resulted in a capital loss for federal income tax purposes of $10,225,000. As of December 30, 1994, $8,758,000 of capital loss remains available to offset future capital gains before its expiration in 1996. Due to the uncertainty of future utilization of this capital loss, no deferred income tax asset has been recorded.

4.  LONG-TERM DEBT:

Long-term debt consists of the following obligations:

                                       December 30,  December 31,
                                               1994          1993
                                          ---------     ---------
Note payable, $15,000 due monthly
  including interest at 7.15%            $     -       $  248,000
Note payable, $6,000 due monthly to
   1996, including interest at 8%           111,000       171,000
Capital lease obligation, with principal
   payments not exceeding $9,000
   due monthly to 2007, plus interest
   at variable rates not exceeding
   prime + 1/2%.                            871,000       927,000
                                           --------     ---------
                                            982,000     1,346,000
Less current maturities                    (111,000)     (280,000)
                                           --------     ---------
                                          $ 871,000    $1,066,000
                                           ========     =========

The aggregate maturities of long-term debt, including the capital lease obligation, in each of the five years subsequent to 1994 are as follows:

          1995                  $111,000
          1996                    81,000
          1997                    48,000
          1998                    53,000
          1999                    58,000

The company leases a building under a noncancelable capital lease which expires in 2007. The agreement includes an option to purchase the building for a nominal amount upon expiration of the lease.

In connection with the aforementioned capital lease, the company has pledged as collateral the following:
                                      December 30,
                                              1994
                                       -----------
Land and building                       $  980,000
Less accumulated depreciation             (227,000)
                                         ---------
                                        $  753,000
                                         =========

At December 30, 1994, minimum future lease payments under the capital lease and the present value of minimum lease payments are as follows:

  1995                                       $  117,000
  1996                                          117,000
  1997                                          117,000
  1998                                          117,000
  1999                                          117,000
  2000 and thereafter                           862,000
                                              ---------
     Total minimum lease payments             1,447,000
     Less amount representing interest         (576,000)
                                              ---------
  Present value of minimum lease payments    $  871,000
                                              =========

The company and its subsidiaries have arrangements with several banks whereby unused lines of credit aggregating $14,205,000 are available at December 30, 1994 for short-term financing, with interest charges based upon the banks' prime lending rates.

5.  INVENTORIES:

Inventories consist of the following:

                            December 30,  December 31,
                                    1994          1993
                              ----------    ----------
Raw materials                 $3,278,000    $2,985,000
Work in process and
  finished goods               3,483,000     3,417,000
                               ---------     ---------
                              $6,761,000    $6,402,000
                               =========     =========

6.   POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the company and its subsidiaries are participants in various defined contribution retirement plans. Employer contributions under these plans are generally at the discretion of the company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in 1994, 1993 and 1992 totaled $4,231,000, $4,369,000 and $5,121,000, respectively.

In the first quarter of 1993, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). As a result, a $900,000 charge (net of $600,000 income tax benefit) or $.12 per share was recorded by the company as a cumulative effect of a change in accounting principles. This statement requires an accrual of the cost of providing postretirement benefits during the active service period of employees. Certain subsidiaries of the company currently provide life insurance benefits for retirees. The company is self-insured for these benefits, which consist primarily of $5,000 policies. Under the current program, the accumulated benefit obligation related to the life insurance policies is approximately $1,800,000 as of December 30, 1994. The accumulated benefit obligation is primarily unfunded. The discount factor used in computing the accumulated benefit obligation is 6%. The adoption of SFAS 106 did not have a material impact on current operations.

7.  CAPITAL STOCK:

Except for voting privileges, shares of Class A and Class B common stock are identical. Class B stockholders must be either directors of the company, or active employees of the company or its subsidiaries. They may not sell or transfer such stock without having first extended an offer of sale to the company. There were 12,000,000 authorized shares of Class A and Class B common stock as of December 30, 1994 and December 31, 1993.

8.  STOCK OPTION, AWARD AND PURCHASE PLANS:

Under the 1989 Gilbert Stock Option Plan, the company may grant to officers and other key management employees, incentive or non-qualified stock options to purchase an aggregate of 250,000 shares of common stock at a price not less than seventy-five percent of the fair market value at the date of grant. The term within which each option may be exercised is at the discretion of the company. In no case shall this term exceed ten years. Options to purchase 63,550 shares were granted at fair market value during 1994 and are exercisable between March 18, 1996 and March 18, 1999 at $17.50 per share. At December 30, 1994, 77,150 shares remain available for future grants.

A summary of stock option activity related to this plan and the 1982 and 1987 stock option plans which are no longer granting options is as follows:

                                                            Number of
                        Number of          Option Price      Shares
                         Shares              Per Share     Exercisable
                       ---------           ------------    -----------
Outstanding at
  Jan. 3, 1992          295,345           $ 8.16-$26.50        213,137
Granted                  52,050                  $20.00
Exercised               (12,500)          $ 8.16-$17.20
Expired                  (8,375)          $17.20-$26.50
                        -------
Outstanding at
  Jan. 1, 1993          326,520           $11.84-$26.50        240,321
Granted                  57,000                  $21.00
Exercised               (18,375)          $11.84-$17.20
Expired                 (32,424)          $17.20-$26.50
                        -------
Outstanding at
   Dec. 31, 1993        332,721           $11.84-$26.50        237,172
Granted                  63,550                  $17.50
Exercised               (62,500)          $11.84-$17.20
Expired                 (54,824)          $17.50-$26.50
                        -------
Outstanding at
   Dec. 30, 1994        278,947           $12.00-$26.50        178,098
                        =======

The company has an Equity Award Plan whereby the company may grant to officers and other key management employees, awards to purchase an aggregate of 234,375 shares of common stock at a price equal to fair market value on the date of purchase. Unless accepted, the awards expire fifteen days from the date of grant. To date, awards to purchase 195,331 shares of the company's common stock have been granted and accepted at prices ranging from $11.04 to $22.20 per share. As a result of subsequent sales by participants, 72,495 of these shares remain outstanding at December 30, 1994. For a period of ten years subsequent to the date of purchase, the company is required, if requested by the participant, to repurchase shares under the plan for an amount equal to 90% of the original purchase price.

Under the Stock Bonus Purchase Plan, employees may use up to 50% of their annual incentive compensation to purchase shares of common stock at fair market value. Employees purchasing shares will receive a stock bonus as determined by the Board of Directors each year. The company may grant an aggregate of 200,000 shares under this plan. During 1994, 6,202 shares were issued under this plan. To date, 41,104 shares have been issued, and 158,896 shares remain available for future grants as of December 30, 1994.

9. SPECIAL CHARGES:

In the third quarter of 1994, the company recorded a charge to income of $15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share, associated with its nuclear service business. The charge is comprised of a $12,200,000 or $1.74 per share goodwill write-off and $1,025,000 or $.15 per share for severance and idled leased facility costs to reflect the current market conditions. The charge also includes $2,575,000 or $.37 per share to increase reserves to cover contractual issues on contracts completed in prior years. The total charge is included in selling, general and administrative expenses. The entire charge, including the goodwill write-off, will not have a material impact on future results of operations.

The $12,200,000 goodwill write-off represents the entire goodwill amount associated with United Energy Services Corporation (UESC) and its subsidiaries. UESC provides consulting services principally to the nuclear power industry.

The goodwill write-off stems primarily from the deterioration in the commercial nuclear power market. Market forces, including deregulation of the electric utility industry, the emergence of independent power producers and technological advances making fossil plants more efficient, have particularly affected the commercial nuclear industry, resulting in a dramatic decline in the demand and pricing of services. These changing market conditions have resulted in increased competition on those services typically provided by UESC. UESC incurred substantial losses late in 1993 and continued to operate at a loss through 1994. For these reasons, and the continued uncertainty surrounding UESC's nuclear business returning to a level of profitability sufficient to recover the carrying values of goodwill, it became apparent to management that UESC's goodwill is permanently impaired and no longer has any value.

During the second quarter of 1994, the company closed foreign subsidiaries and settled certain contractual issues which had been previously reserved. The combination of these two events increased net income by $75,000 or $.01 per share. Income(Loss) before provision for taxes on income(loss) and cumulative effect of changes in accounting principles was reduced by $525,000. Of this amount, $1,100,000 related primarily to a reserve for a lease obligation and severance costs, which was partially offset by a $700,000 favorable outcome on the aforementioned contract settlement. These amounts were recorded in selling, general and administrative expenses. The provision for taxes on income(loss) was reduced by $600,000 primarily due to a federal income tax deduction associated with the closure of foreign subsidiaries.

In the second quarter of 1993, the company recorded a charge to income of $2,200,000 to increase reserves for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988. This reserve is recorded in other accrued liabilities on the consolidated balance sheet. After the income tax benefit of $880,000, net income was reduced by $1,320,000 or $.18 per share. The company is contesting these matters vigorously and is in the process of pursuing various legal actions. The timing of the final resolution is not yet known.

10.  OPERATING LEASES:

The company leases, as lessee, facilities, data processing equipment, office equipment, automobiles and aircraft charter services under leases expiring during the next eleven years. Total rental expense under operating lease agreements amounted to $7,000,000 in 1994, $5,900,000 in 1993 and $5,700,000 in 1992. Minimum future rentals under noncancelable operating leases with initial or remaining terms in excess of one year at December 30, 1994 are as follows:

        1995                        $ 5,999,000
        1996                          4,488,000
        1997                          2,576,000
        1998                          2,019,000
        1999                          1,754,000
        2000 and thereafter           6,256,000
                                     ----------
          Total minimum rentals     $23,092,000
                                     ==========

The company leases, as lessor, office space to unrelated parties under leases expiring between 1995 and 2004. Minimum future rentals under noncancelable operating leases at December 30, 1994 are as follows:

        1995                         $ 2,714,000
        1996                           2,531,000
        1997                           2,461,000
        1998                           2,520,000
        1999                           2,492,000
        2000 and thereafter           11,108,000
                                      ----------
          Total minimum rentals      $23,826,000
                                      ==========

11.  FINANCIAL INSTRUMENTS:

Letters of credit and performance bonds are issued by the company during the ordinary course of business through major domestic banks and insurance companies. The company has outstanding letters of credit and performance bonds, not reflected in the consolidated financial statements, in the amount of $5,814,000 at December 30, 1994 and $5,369,000 at December 31, 1993.

Financial instruments which potentially subject the company to the concentration of credit risk, as defined by SFAS No. 105, consist principally of accounts receivable. Concentration of credit risk with respect to receivables is limited due to the majority of customers being comprised of either public utilities or the U.S. Government.

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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a tabulation of the unaudited quarterly financial data for each of the four quarters of the years 1994 and 1993:
                                                        QUARTER ENDED
                                   ------------------------------------------------------------------
                                      April 1, 1994   July 1, 1994   Sept. 30, 1994   Dec. 30, 1994
                                   ------------------------------------------------------------------
Revenue                                 $74,852,000    $74,058,000      $67,919,000     $65,666,000
Income(Loss) before provision for
  taxes on income(loss)                   1,977,000      1,330,000      (15,940,000)      1,473,000
Net income(loss)                          1,167,000      1,130,000      (14,750,000)        833,000
Net income(loss) per share
  of common stock                              $.17           $.16           $(2.11)           $.12

                                                        QUARTER ENDED
                                   ------------------------------------------------------------------
                                      April 2, 1993   July 2, 1993     Oct. 1, 1993   Dec. 31, 1993
                                   ------------------------------------------------------------------
Revenue                                 $75,295,000    $74,274,000      $70,825,000     $71,212,000
Income before provision for taxes
  on income and cumulative effect
  of changes in accounting principles     3,704,000      1,221,000        3,323,000       2,914,000
Income before cumulative effect of
  changes in accounting principles        2,223,000        751,000        1,925,000       1,753,000
Cumulative effect of changes in
  accounting principles                    (200,000)         -                -               -

Net income                                2,023,000        751,000        1,925,000       1,753,000

Per share of common stock:
  Income before cumulative effect
    of changes in accounting
    principles                                 $.30           $.10             $.26            $.24
  Cumulative effect of changes in
    accounting principles                      (.03)             -                -               -
  Net income                                   $.27           $.10             $.26            $.24

NOTES:
  The results of operations for the quarter ended September 30, 1994 includes a charge to income of $15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share, associated with the nuclear service business.

  Results of operations for the quarter ended July 1, 1994 was increased by $75,000 or $.01 per share due to the closure of foreign subsidiaries and the settlement of certain contractual issues.

  Results of operations for the quarter ended July 2, 1993 includes a charge to income of $1,320,000 (net of $880,000 income tax benefit), or $.18 per share, for costs associated with resolving a series of claims filed by former employees.

  The changes in accounting principles result from the company's adoption of Statements of Financial Accounting Standards for Income Taxes and Postretirement Benefits Other Than Pensions.

14.  SEGMENT INFORMATION:

The company and its subsidiaries are primarily engaged in providing professional services to public utilities, governmental agencies and a variety of other customers. GAI-Tronics Corporation, a subsidiary, is engaged in the development, assembly and marketing of communication equipment. Information about the company's operations by segment for the years 1994, 1993 and 1992 is as follows:

                                               Professional     Communication
                                                 Services         Equipment     Consolidated
- - - - - ---------------------------------------------------------------------------------------------------------------
Year ended December 30, 1994:

          Revenue                              $229,887,000      $ 46,045,000   $275,932,000
                                                ===========       ===========    ===========

          Operating profit(loss)               $(13,686,000)     $  4,872,000   $ (8,814,000)
                                                ===========       ===========
          Interest expense                                                          (186,000)
          General corporate expenses                                              (6,643,000)
          Other income                                                             4,483,000
                                                                                 -----------
          Income(Loss) before income taxes
            and cumulative effect of
            changes in accounting
            principles                                                          $(11,160,000)
                                                                                 ===========
          Identifiable assets                  $ 83,028,000      $ 32,534,000   $115,562,000
                                                ===========       ===========
          Corporate assets                                                        31,523,000
                                                                                 -----------
          Total assets, December 30, 1994                                       $147,085,000
                                                                                 ===========
          Depreciation and amortization        $  5,081,000      $  1,222,000
                                                ===========       ===========
          Capital expenditures                 $  4,244,000      $    876,000
                                                ===========       ===========

                                               Professional     Communication
                                                 Services         Equipment     Consolidated
- - - - - --------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:

          Revenue                              $243,403,000      $ 41,987,000   $285,390,000
                                                ===========       ===========    ===========

          Operating profit                     $  9,389,000      $  3,914,000   $ 13,303,000
                                                ===========       ===========
          Interest expense                                                          (205,000)
          General corporate expenses                                              (6,746,000)
          Other income                                                             4,810,000
                                                                                 -----------
          Income before income taxes and
            cumulative effect of changes
            in accounting principles                                            $ 11,162,000
                                                                                 ===========
          Identifiable assets                  $101,472,000      $ 34,062,000   $135,534,000
                                                ===========       ===========
          Corporate assets                                                        34,713,000
                                                                                 -----------
          Total assets, December 31, 1993                                       $170,247,000
                                                                                 ===========
          Depreciation and amortization        $  4,651,000      $  1,167,000
                                                ===========       ===========
          Capital expenditures                 $  2,916,000      $    694,000
                                                ===========       ===========


                                               Professional     Communication
                                                Services          Equipment     Consolidated
- - - - - --------------------------------------------------------------------------------------------------------------
Year Ended January 1, 1993:

          Revenue                             $264,222,000      $ 32,233,000    $296,455,000
                                               ===========       ===========     ===========
          Operating profit                    $ 14,154,000      $  3,348,000    $ 17,502,000
                                               ===========       ===========
          Interest expense                                                           (95,000)
          General corporate expenses                                              (6,480,000)
          Other income                                                             4,039,000
                                                                                 -----------
          Income before income taxes and
            cumulative effect of changes
            in accounting principles                                            $ 14,966,000
                                                                                 ===========
          Identifiable assets                 $100,977,000      $ 28,614,000    $129,591,000
                                               ===========       ===========
          Corporate assets                                                        35,833,000
                                                                                 -----------
          Total assets, January 1, 1993                                         $165,424,000
                                                                                 ===========
          Depreciation and amortization       $  4,592,000      $    969,000
                                               ===========       ===========
          Capital expenditures                $  3,113,000      $    639,000
                                               ===========       ===========

Revenue by segment consists of sales to unaffiliated customers; intersegment sales are not significant. Operating profit(loss) is total revenue less operating expenses, and excludes interest expense, general corporate expenses and other income. Other income excludes $2,080,000, $1,406,000 and $715,000 in 1994, 1993 and 1992,
respectively, relative to a joint venture, which is reflected in the professional services operating profit. Prior year segment information has been restated to be consistent with current year presentation. Although the company receives professional services revenue from many customers, two major customers accounted for revenues of $107,000,000, $98,000,000 and $79,000,000 in 1994, 1993
and 1992, respectively. Of these amounts, approximately $77,000,000, $58,000,000 and $54,000,000 was received from several United States governmental agencies in 1994, 1993 and 1992, respectively.

Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets are those assets not used in the operations of a specific segment and consist primarily of cash and cash equivalents, an office facility and in prior years, short-term investments. Capital expenditures for the office facility were $393,000, $831,000 and $7,104,000 in 1994, 1993 and 1992,
respectively, and are excluded from the capital expenditures above. Depreciation on the office facility amounted to $619,000, $598,000 and $164,000 in 1994, 1993 and 1992, respectively, and is also excluded from the depreciation and amortization above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                                      None.


                               PART III

    Other than portions of Item 10, which are included in Item 4A hereof, this Part (i.e., Item 10 - Directors and Executive Officers of

the Registrant; Item 11 - Executive Compensation; Item 12 - Security

Ownership of Certain Beneficial Owners and Management; and Item 13 -

Certain Relationships and Related Transactions) is incorporated by reference to the registrant's 1995 definitive proxy statement.



                                PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.


    (a)     The financial statements filed herewith under Part II,

            Item 8, include the consolidated balance sheets at

            December 30, 1994 and December 31, 1993, and the

            consolidated statements of operations, consolidated

            statements of stockholders' equity and consolidated

            statements of cash flows for the years 1994, 1993 and 1992 of Gilbert Associates, Inc. and its subsidiaries.


    (b)     Reports on Form 8-K.


            No reports on Form 8-K were filed by the registrant during the last quarter of 1994.

    (c)     Exhibits.


            3.1   Restated Certificate of Incorporation of Gilbert

                  Associates, Inc. as currently in effect.

                  Incorporated by reference to Exhibit 3(a) of Annual

                  Report of the registrant on Form 10-K for the fiscal

                  year ended December 29, 1989 (File No. 0-12588).


            3.2   By-laws of Gilbert Associates, Inc. as currently in

                  effect.  Incorporated by reference to Exhibit 28 to

                  the Quarterly Report of the registrant on Form 10-Q

                  for the period ended March 30, 1990 (File No. 0-

                  12588).


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

                  Act of 1933 (No. 33-32288).

           10.3   Gilbert Associates, Inc. Stock Bonus Purchase Plan.

                  Incorporated by reference to Exhibit 4 to

                  Registration Statement on Form S-8 filed by registrant

                  under the Securities Act of 1933 (No. 33-37793).


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


           23     Consent of Coopers & Lybrand L.L.P., registrant's

                  independent accountants, to the use of their report

                  on the consolidated financial statements.


           27     Financial Data Schedules for the year ended

                  December 30, 1994.


           99.1   Annual Report on Form 11-K, pursuant to Section

                  15(d) of the Securities Exchange Act of 1934, of the

                  Stock Purchase Program for Employees of Gilbert

                  Associates, Inc. and its subsidiaries for the year

                  ended December 31, 1994.  (To be filed by

                  amendment.)

           99.2   Annual Report on Form 11-K, pursuant to Section

                  15(d) of the Securities Exchange Act of 1934, of the

                  Retirement Savings Plan for Employees of Gilbert

                  Associates, Inc. and its subsidiaries for the year

                  ended December 31, 1994.  (To be filed by

                  amendment.)


           99.3   Annual Report on Form 11-K, pursuant to Section

                  15(d) of the Securities Exchange Act of 1934, of

                  United Energy Services Corporation 401(k) Profit

                  Sharing Plan for the year ended December 31, 1994.

                  (To be filed by amendment.)


           99.4   Annual Report on Form 11-K, pursuant to Section

                  15(d) of the Securities Exchange Act of 1934, of

                  Resource Consultants, Inc. 401(k) Profit Sharing

                  Plan for the year ended December 31, 1994.  (To be

                  filed by amendment.)



    (d)    Financial Statement Schedules, as required, are filed
                  herewith.

                   REPORT OF INDEPENDENT ACCOUNTANTS







To the Stockholders and
Board of Directors of
Gilbert Associates, Inc.


    Our report on the consolidated financial statements of Gilbert Associates, Inc. and subsidiaries is included in Part II of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules included on Part IV, Item 14 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                COOPERS & LYBRAND L.L.P.





2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 3, 1995

    SCHEDULE VIII.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   For the Years 1994, 1993 and 1992

              Column A               Column B        Column C         Column D        Column E        Column F
                                    Balance at       Additions                                        Balance at
                                    Beginning        Charged to                        Other           End of
             Description            of Period    Costs and Expenses   Deductions      Changes          Period
____________________________________________________________________________________________________________________

1994:

 Allowance for doubtful accounts   $3,427,000        $ (164,000)      $  586,000(A) $     -         $2,677,000
                                    =========         =========        =========     =========       =========
 Estimated liability for
   contract losses                 $2,813,000        $3,700,000       $1,241,000(B) $     -         $5,272,000
                                    =========         =========        =========     =========       =========

1993:

 Allowance for doubtful accounts   $2,796,000        $  810,000       $  329,000(A) $  150,000(D)   $3,427,000
                                    =========         =========        =========     =========       =========

 Estimated liability for
   contract losses                 $2,862,000        $  223,000       $  572,000(B) $  300,000(C)   $2,813,000
                                    =========         =========        =========     =========       =========


1992:

 Allowance for doubtful accounts   $2,757,000        $  121,000       $  216,000(A) $  134,000(E)   $2,796,000
                                    =========         =========        =========     =========       =========

 Estimated liability for
   contract losses                 $3,344,000        $  135,000       $  617,000(B) $     -         $2,862,000
                                    =========         =========        =========     =========       =========


    (A)  Uncollectible accounts written off.
    (B)  Contract losses realized.
    (C)  Acquisition of SRA Technologies, Inc.
    (D)  Acquisition of Instrument Associates, Inc.
    (E)  Acquisition of the Femco Division of Mark IV Industries, Inc.

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of February 1995.



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


    Signature                   Title                    Date



                         Chairman of the Board
   /s/A. F. Smith        and Director                February 24, 1995
    A. F. Smith
                         President and Chief
                         Executive Officer
                         (Principal Executive
   /s/T. S. Cobb         Officer) and Director       February 24, 1995
    T. S. Cobb


                         Vice President and Chief
                         Financial Officer
                         (Principal Financial
                         and Accounting Officer)
   /s/J. R. Itin         and Director                February 24, 1995
    J. R. Itin


   /s/J. W. Boyer, Jr.   Director                    February 24, 1995
    J. W. Boyer, Jr.

   /s/D. E. Lyons        Director                    February 24, 1995
    D. E. Lyons




   /s/J. W. Stratton     Director                    February 24, 1995
    J. W. Stratton


  /s/J. A. Sutton        Director                    February 24, 1995
    J. A. Sutton


  /s/D. K. Wilson, Jr.   Director                    February 24, 1995
    D. K. Wilson, Jr.