Form 10-K/A
GILBERT ASSOCIATES INC/NEW
filed 1995-05-01
CIK 740763

Dear Sirs:

Following are Items 10 through 13 to amend the 1994 Annual Report on Form 10-K for Gilbert Associates, Inc.

                                    Sincerely,

                                    Peter J. Catalano
                                    Corporate Accounting Manager

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                            ------------
                             FORM 10-K/A

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended    December 30, 1994
                     OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                                                   Yes  X     No

    Indicate by check mark if disclosure of delinquent filers pursuant to of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K.   X

Item 10.  Directors and Executive Officers of the Registrant

The present positions of directors and executive officers with the Company as well as other relevant information are set forth below:

                                                                    Year In Which
                                                                     First Became
     Name                           Age     Position With Company      Director
John W. Boyer, Jr.  . . . . . .      66                -----              1984
Timothy S. Cobb . . . . . . . .      53   President and Chief Executive   1993
                                                      Officer
James R. Itin  . . . . . . . . . . . 62   Vice President and Chief        1983*
                                                 Financial Officer
Donald E. Lyons  . . . . . . .       65                -----              1989
Alexander F. Smith  . . . . .        66   Chairman of the Board           1970
James W. Stratton   . . . . .        58                -----              1984
James A. Sutton  . . . . . . .       60                -----              1986
Donald K. Wilson, Jr.   . .          59                -----              1990

* - As stated in Form 8-K, filed April 19, 1995, James R. Itin has resigned as
    Vice President and Chief Financial Officer and Director of the Company.

   Mr. Smith, Mr. Cobb, and Mr. Itin have served as officers of the Company or its subsidiaries for at least five years.

   Mr. Smith retired as President in October, 1993 and as Chief
Executive Officer in March 1994.

   Mr. Cobb has been Chief Executive Officer of the Company since March, 1994 and President and Chief Operating Officer of the Company since October, 1993. He served as President of Gilbert/Commonwealth, Inc., a subsidiary of the Company, from January, 1991 to September, 1993 and as President of GAI-Tronics, also a subsidiary of the Company, from June, 1988 to December, 1991.

   Mr. Boyer retired in May, 1993 as Chairman of Philadelphia Suburban Corporation whose principal subsidiary, Philadelphia Suburban Water Company, is a regulated water utility. He continues as a director of Philadelphia Suburban Corporation. Mr. Boyer is also a director of Betz Laboratories, Inc. and Rittenhouse Trust Company.

   For five years prior to his retirement in 1987, Mr. Lyons served as Chief Executive Officer and President of the Power Systems Group of Combustion Engineering, Inc., a supplier of technology, equipment and services to the power and process industries. Mr. Lyons is also a director of Nuclear Support Services, Inc.

   Mr. Stratton has been Chairman and Chief Executive Officer of Findatex, a financial services firm, and President of the Stratton Management Company, investment advisors, since 1972. Mr. Stratton is also a director of Stratton Growth Fund, Inc., Stratton Monthly Dividend Shares, Inc., Stratton Small Cap Yield Fund, UGI Corporation, Petrolane Incorporated, Alco Standard Corp. and Teleflex Inc.

   Mr. Sutton is Chairman of the Board of Directors and Chief Executive Officer of UGI Corporation, a diversified Pennsylvania-based natural gas and electric utility with non-utility operations in industrial gases and propane. He has served in various executive positions with UGI since 1982. Mr. Sutton is also a director of Petrolane Inc. and a member of Mellon PSFS Regional Advisory Board.

   Mr. Smith is a director of Stratton Monthly Dividend Shares,
Inc., Stratton Growth Fund, Inc. and Stratton Small Cap Yield
Fund.

   Mr. Wilson retired in 1994 as Executive Vice President of The Hartford Steam Boiler Inspection and Insurance Company, which is engaged in insurance underwriting, investments and engineering. Mr. Wilson had served in various executive positions with that company since 1970. He is also a director of Mechanics Savings Bank in Hartford, Connecticut, and Spencer Turbine Company in Windsor, Connecticut. He is presently serving as a Consultant with Goodwin, Loomis & Britton Inc., an insurance brokerage firm.

Item 11.    Executive Compensation and Other Information

Board Committee Report on Executive Compensation

   The Executive Development Committee of the Board assists the Board in structuring compensation arrangements and incentive plans for the officers and senior management of the Company. Decisions on compensation and the grant of incentives are generally made by a three-member Committee, each of whom is a non-employee director. All decisions by the Committee relating to the compensation and incentives for the Company officers are submitted to the full Board for ratification or revision. Set forth below is the Committee's report on the 1994 compensation of the Executive Officers of the Company, Mr. Smith, Chairman of the Board and until March, 1994 Chief Executive Officer, Mr. Cobb, President and Chief Executive Officer, and Mr. Itin, Vice President and Chief Financial Officer.

 Compensation Policies Toward Executive Officers

   In December, 1989, the Committee undertook an in-depth review and revision of the Company's compensation policies for the officers and management of the Company and its subsidiaries.
During that year, Sibson & Company, Inc., compensation consultants, had studied and reported on the existing compensation practices involved.

   As a result, the Committee determined that, for 1990 and subsequent years, the compensation policy of the Company would be as follows:

   Salary will be the basic compensation mechanism.

   The Annual Incentive Bonus Program will be used to provide specific growth oriented incentives and reward above normal performance.

   Grants of stock options will align management's interest with shareholders' and encourage long-term investment and interest in overall Company performance.

   Other programs will encourage ownership and retention of Company stock by management personnel and employees generally.

   The Committee applies these policies directly to the Executive Officers, presidents of the subsidiary companies and certain other management personnel. The Committee also reviews the compensation policies and practices of the subsidiaries for general alignment and appropriateness across and between subsidiary units.

 Relationship of Performance Under Compensation Plans

   Salaries

   Each year the Committee examines the salaries of the officers of the Company. These are compared with information available about salaries in the Company's industry, inflation and the performance of the individuals. If a salary increase is deemed justified, it is recommended to the Board. Mr. Cobb's percentage increase of 22.8% received in 1994 was higher than usual to reflect the increased salary associated with his promotion to Chief Executive Officer in March of 1994. Mr. Itin's increase for 1994 was 4.1%, primarily as an inflation adjustment, which was believed to be consistent with industry increases.

   Annual Bonus Program

   In addition to the Executive Officers, the officers and key management of the Company and its subsidiaries participate in an annual bonus program. Under the program, incentive bonus awards are made annually based on performance measured against predetermined targets. For 1994, the targets for Executive Officers were based on achieving both current financial performance objectives, and strategic and operational objectives relating to longer term earnings, with greater weight being given to the current financial performance objectives. In 1994, the current financial performance objectives were based upon earnings per share and resulted in no bonus achievements. Bonuses as awarded for 1994 were based upon achieving a portion of the longer term strategic and operational objectives.

   In 1994, Mr. Cobb had a bonus opportunity equal to 60% of his salary. He was awarded a bonus of 22% of his salary, all of which was for meeting certain of his non current financial objectives.

   Stock Incentive Plan

   In 1994, stock options were granted to 67 employees, managers and officers of the Company and its subsidiaries. The Executive Officers and others each received options potentially exercisable for shares of the Company's common stock. The options granted to Mr. Cobb represented 15.7% of the total options granted. The grants are based primarily on each recipient's position and performance. Options become exercisable based upon criteria established by the Committee. The options granted for 1994 cannot be exercised for two years following the grant and are exercisable in each of the subsequent three years. The exercise price for each option was based at the market price of the stock at the time the option was granted.

    It is the intent of the Company that stock purchased as a result of exercise of any such options will be held as a long-term personal asset. The Company believes that this will better align management's interest with shareholders in the future performance of the Company.

                 EXECUTIVE DEVELOPMENT COMMITTEE

John W. Boyer, Jr., Chairman James W. Stratton  James A. Sutton

Performance Graph

   The following graph shows the cumulative total stockholder return on the Company's common stock over the last five fiscal years as compared to the returns of the NASDAQ Market Index and those companies contained within the Standard Industry Code 8711-Engineering Services which must file an Annual Report with the Securities and Exchange Commission and are publicly traded. The graph assumes $100 was invested on December 30, 1989 in each company involved and all dividends are reinvested.

         COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(Tabular representation of Performance Graph is set forth below.)

Comparison of Five Year Cumulative Total Return Gilbert Associates,
Inc., Engineering Services Peer Group and NASDAQ Market Index.

                                 1990     1991     1992     1993    1994
                                 ----     ----     ----     ----    ----
Gilbert Associates, Inc.          133      118      121       97      94
Engineering Services
 Peer Group                       100      108       91       75      53
NASDAQ Stock Market                85      136      159      181     177

Base Yr. 1989 = 100.

Summary of Cash and Certain Other Compensation

   The following table shows, for fiscal 1992, 1993 and 1994, the cash compensation paid by the Company, as well as other compensation paid or accrued for those years, to the Executive
Officers of the Company in all capacities in which they served:

                   Summary Compensation Table

                                                          Long-Term
                                                          Compenation
                                        Annual            Securities
    Name and                         Compensation         Underlying            All Other
Principal Position          Year  ($)Salary   ($)Bonus    Options/SAR's(1)   ($)Compensation

A. F. Smith                 1994   $142,860    $   0                           $187,432 (3)
Chairman of the Board (2)   1993    414,627      63,200      2,500               46,655
                            1992    404,617     123,575      2,500               32,316


T. S. Cobb                  1994   $358,762     $77,000     10,000              $13,904 (3)
President & Chief           1993    284,538      30,700      2,500               17,733
Executive Officer           1992    268,250      51,480      2,500                9,991

J. R. Itin                  1994   $274,541     $49,500      2,500              $28,446 (3)
Vice President & Chief      1993    262,515      44,000      2,500               35,176
Financial Officer           1992    250,000      83,850      2,500               27,903
____________

   (1)  See Note 1 to 1994 Stock Option Grants table below.

   (2)  Mr. Smith was Chief Executive Officer of the Company until March, 1994.

   (3) Includes: (a) for Mr. Cobb and Mr. Itin, Company contributions of $10,500 each to their respective accounts under the Company's Retirement Savings
        Plan and $3,404 each to their respective accounts in the Company's Stock Purchase Program and (b) for Mr. Smith and Mr. Itin, $19,870 and $7,273 respectively, as the above market portion of interest credits on salary deferred under a deferred compensation arrangement with the Company.

        Also includes for Mr. Itin $4,694 in cash and Company matching contributions of stock under the Stock Bonus
        Purchase Plan and $2,575 for split dollar insurance policy premiums.

        Also includes for Mr. Smith $126,562 of gains realized on exercising incentive stock options and subsequent sale to the company, and a deferred compensation payment of $41,000.


Stock Options

   The following table contains information concerning the stock options granted to Executive Officers during 1994 under the Company's 1989 Stock Option Plan:

           1994 Options/SAR Grants in Last Fiscal Year

                            Individual Grants
            -----------------------------------------------------     Potential Realizable
                         Percent of                                     Value at Assumed
             Number of     Total                                        Annual Rates of
            Securities   Options/SAR's                                    Stock Price
            Underlying    Granted to                                    Appreciation for
           Options/SAR's  Employees     Exercise Price   Expiration       Option Term
 Name        Granted(1)    in 1994        Per Share        Date        5%         10%

T. S. Cobb     10,000       15.7%            17.50        3/18/99    48,349     106,839

J. R. Itin      2,500        3.9%            17.50        3/18/99    12,087      26,710

_____________

(1) All options have been granted under the 1989 Gilbert Stock Option Plan.
    The exercise price is the fair market value of the stock on the date of grant. Options may not be exercised for two years following the date of grant and are then exercisable for three years.


Aggregate Option Exercises and Year-End Values

   The following table shows stock options exercised by Executive Officers during 1994, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 30, 1994. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of Company common stock.

          Aggregate Stock Option/SAR Exercises in 1994, and Option/SAR Values as of December 30, 1994

                                                                  Value of Unexercised
                                   No. of  Shares Covered by        In-The-Money Stock
                                      Unexercised Options             Options/SAR's
                                          at 12/30/94                  at 12/30/94(2)
                                   -------------------------      ----------------------
                  Shares
                 Acquired   Value                   Not                       Not
Name           on Exercise Realized Exercisable Exercisable(1) Exercisable Exercisable(1)
A. F. Smith       28,125    126,562          0           0             0           0
T. S. Cobb         ----       ----      15,750      12,500             0        ----
J. R. Itin         ----       ----      25,125       5,000        42,188        ----
____________

(1) As of January 1, 1994.  Future exercise is subject to continued employment by the
    Company for up to three years, subject to acceleration for retirement, death or total disability.

(2) Amounts reflect the December 30, 1994 market price of the Company's common stock less the exercise price.


Compensation Committee Interlocks and Insider Participation

   Mr. Smith, an Executive Officer of the Company during part of 1994, and Mr. Stratton, a director of the Company and a member of its Executive Development Committee, serve on the Boards of Directors of three mutual funds, Stratton Growth Fund, Inc., Stratton Monthly Dividend Shares, Inc. and Stratton Small Cap Yield Fund, of which Mr. Stratton is Chairman of the Board and Chief Investment Officer.

Employment Contracts and Termination of Employment Arrangements

   The Company has no formal contracts of employment with its Executive Officers. In 1989, the Board of Directors adopted a Benefit Equalization Plan which provides Messrs. Smith, Itin and others with supplemental retirement income. Payments under the Plan are made only to the extent that income from Social Security, the Company-paid portions of Company retirement plans, and retirement income plans of other employers do not equal 50% of an individual's average annual salary for the three highest paid years. Mr. Smith began receiving annual benefits of $54,741 upon his retirement in March, 1994. The estimated annual benefits under this Plan for Mr.
Itin at normal retirement age is $86,983. The Plan is unfunded and terminates for an individual upon termination of employment for any reason other than retirement, death or disability.

   The Benefit Equalization Plan and the deferred compensation arrangement mentioned in Note 3 to the Summary Compensation Table provide that, in the event of a change of control of the Company, as defined in such plan, the payments due to Messrs. Smith and Itin will be accelerated. The accelerated payments are essentially the present value of the stream of payments which would have been made had there been no such change of control.

Director Compensation

   Each Board member, other than officers of the Company or its subsidiaries, receives an annual retainer of $18,000; committee chairmen receive an additional $5,000. Each such director also receives $1,000 for each committee or Board meeting attended. Directors may, at their election, defer receipt of payment of directors' fees. Deferred directors' fees accrue interest at the prime rate of interest charged by Chemical Bank.


Item 12.  Beneficial Ownership of Equity Securities by Certain
          Persons

   As of March 31, 1995, the number and percentage of equity securities of the Company beneficially owned by (i) each of the nominees for director, (ii) each Executive Officer named in the Summary Compensation Table above, and (iii) all officers and directors of the Company as a group, are set forth in the following table:

                          Class B     Percentage      Class A       Percentage
Nominee or Group        Common Stock   of Class(1)  Common Stock    Of Class(1)
J. W. Boyer, Jr.            ----            ----          1,500             *
T. S. Cobb                 28,737 (2)(3)    2.23%          ----           ----
J. R. Itin                 68,259 (2)(3)    5.27%          ----           ----
D. E. Lyons                 1,700              *           ----           ----
A. F. Smith                73,477           5.78%          5,426 (4)        *
J. W. Stratton              ----            ----           2,500            *
J. A. Sutton                1,296              *             266            *
D. K. Wilson, Jr.             825              *           ----           ----

All officers and directors as a
    group. . . . . . . . .174,294 (2)(3)   13.28%          9,692            *
____________

   (1) Asterisks indicate beneficial ownership of less than 1% of the outstanding shares of the class.

   (2) Includes options held by Messrs. Cobb and Itin to purchase
       16,375 shares and 25,750 shares respectively, of Class B
       Common Stock exercisable within 60 days.

   (3) Includes shares purchased on his behalf under the Company's
       Stock Purchase Program from contributions made through January 24, 1995 and the Payroll Stock Ownership portion of the Retirement Savings Plan.

   (4) Includes 468 shares owned of record and beneficially by Mr.
       Smith's wife, as to which shares he disclaims beneficial ownership.

   Bankers Trust Company, 280 Park Avenue, New York, New York 10017 has advised the Company that at February 28, 1995 it held through controlled nominees 929,413 shares of the Company's Class B Common Stock, or 73.16% of the class then outstanding, as trustee on behalf of employees pursuant to various employee benefit plans of the Company.

Item 13.  Certain Relationships and Related Transactions.

None.

               SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of May, 1995.

                                    GILBERT ASSOCIATES, INC.

                                    By  /s/T. S. Cobb
                                           T. S. Cobb
                                           Chief Executive Officer