Form 10-Q
period 1995-03-31
GILBERT ASSOCIATES INC/NEW
filed 1995-05-12
CIK 740763

SECURITIES AND EXCHANGE COMMISSION

		    	WASHINGTON, D. C. - 20549
		    	_________________________

			        	FORM 10-Q

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1995
				   OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

						    Yes  X    No

						      Class A Class B
Number of shares of each class of
common stock outstanding as of
March 31, 1995 (excluding 2,034,571
Class A treasury shares):                          5,671,477  1,279,252

			GILBERT ASSOCIATES, INC.

				  INDEX



Part I.  Financial Information                                   Pages

Item I.

 Consolidated Condensed Balance Sheets at
  March 31, 1995 and December 30, 1994 (unaudited)                 3

 Consolidated Condensed Statements of Operations for the
  three month periods ended March 31, 1995
  and April 1, 1994 (unaudited)                                    4

 Consolidated Condensed Statements of Cash Flows
  for the three month periods ended March 31, 1995
  and April 1, 1994 (unaudited)                                    5

 Notes to Consolidated Condensed Financial Statements              6

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition                              7-8

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                          9

Signatures                                                         9

Part I.  Financial Information

		GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
		  CONSOLIDATED CONDENSED BALANCE SHEETS
			       (UNAUDITED)

ASSETS                                        Mar. 31, 1995   Dec. 30, 1994

Current assets:
  Cash and cash equivalents                    $  5,305,000    $  7,427,000
  Accounts receivable, net of allowance
    for doubtful accounts of $2,603,000 and
    $2,677,000, respectively                     29,905,000      33,452,000
  Unbilled revenue                               21,604,000      19,570,000
  Inventories                                     6,846,000       6,761,000
  Deferred income taxes                           4,420,000       4,420,000
  Other current assets                            5,731,000       5,918,000
                                         						  ----------      ----------
      Total current assets                       73,811,000      77,548,000
                                          						 ----------      ----------
Property, plant and equipment                    83,190,000      93,602,000
Less accumulated depreciation and amortization   41,281,000      51,534,000
                                          						 ----------      ----------
                                          						 41,909,000      42,068,000

Deferred income taxes                             1,610,000       1,610,000

Other Assets                                      2,607,000       2,441,000

Goodwill                                         23,254,000      23,418,000
                                     			       ------------    ------------
TOTAL ASSETS                                   $143,191,000    $147,085,000
                                   					       ============    ============
See accompanying notes to consolidated condensed financial statements.

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                 $      -        $  2,000,000
  Accounts payable                                4,246,000       3,784,000
  Salaries and wages                              8,361,000       8,239,000
  Income taxes                                    2,212,000       1,496,000
  Estimated liability for contract losses         3,716,000       5,272,000
  Contractual billings in excess of
    recognized revenue                            1,859,000       2,474,000
  Other accrued liabilities                      10,762,000      11,400,000
                                          						 ----------      ----------
      Total current liabilities                  31,156,000      34,665,000
                                          						 ----------      ----------
Long-term debt                                      842,000         871,000
Self-insured retention                            5,481,000       5,331,000
Other long-term liabilities                       6,597,000       6,704,000
Commitments and contingencies                         -              -

Stockholders' equity:
  Common stock                                    8,985,000       8,985,000
  Capital in excess of par value                 38,673,000      38,707,000
  Retained earnings                              83,598,000      83,854,000
  Treasury stock                                (32,141,000)    (32,032,000)
                                    				       ------------    ------------
      Total stockholders' equity                 99,115,000      99,514,000
                                   					       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $143,191,000    $147,085,000
                                   					       ============    =============
 See accompanying notes to consolidated condensed financial statements.

     		GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
	     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
			                  (UNAUDITED)

                                  					      Three Months Ended
                                  					 Mar. 31, 1995     Apr. 1, 1994

Revenue:

  Professional services revenue          $ 50,636,000     $ 61,636,000
  Communication equipment sales            11,849,000       11,629,000
  Other income                              2,099,000        1,587,000
                                   					   ----------       ----------
                                   					   64,584,000       74,852,000
                                   					   ----------       ----------
Costs and expenses:

  Professional services costs              39,488,000       47,396,000
  Communication equipment costs             7,722,000        7,949,000
  Selling, general and administrative
    expenses                               13,703,000       15,770,000
  Depreciation and amortization             1,606,000        1,704,000
  Interest expense                             46,000           56,000
                                    				   ----------       ----------
                                   					   62,565,000       72,875,000
Income before provision                    ----------       ----------
  for taxes on income                       2,019,000        1,977,000

Provision for taxes on income                 885,000          810,000
                                   					 ------------     ------------
Net income                               $  1,134,000     $  1,167,000
                                   					 ============     ============
Per share of common stock:

  Net Income                                     $.16             $.17

  Cash dividends                                 $.20             $.20

Average number of shares of common
  stock outstanding                          6,956,124       7,028,261


 See accompanying notes to consolidated condensed financial statements.

		GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
	     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
			       (UNAUDITED)

                                         						      Three Months Ended
                                          						 Mar. 31, 1995   Apr. 1, 1994

Cash flows from operating activities:
  Net income                                       $ 1,134,000    $ 1,167,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Items not affecting cash                       1,877,000      2,049,000
      Changes in current assets and
       	current liabilities                            (45,000)    (2,491,000)
      Other, net                                      (241,000)      (486,000)
                                           					     ---------     ----------
	  Net cash provided by operating activities         2,725,000        239,000
                                          						     ---------     ----------
Cash flows from investing activities:
  Payment for acquisition of GENSYS Corporation            -       (1,500,000)
  Payments for property, plant and equipment        (1,178,000)    (1,270,000)
                                          						     ---------      ---------
	  Net cash used for investing activities           (1,178,000)    (2,770,000)
                                          						     ---------      ---------
Cash flows from financing activities:
  Payments under note payable                       (2,000,000)    (5,000,000)
  Issuance of treasury stock in connection
    with stock option, award and
    purchase plans                                      99,000        431,000
  Payments to acquire treasury stock                  (242,000)      (520,000)
  Cash dividends paid                               (1,391,000)    (1,407,000)
  Long-term debt payments                              (29,000)      (286,000)
  Other, net                                          (106,000)      (412,000)
                                          						     ---------      ---------
	  Net cash used for financing activities           (3,669,000)    (7,194,000)
                                          						     ---------      ---------
Net decrease in cash and cash equivalents           (2,122,000)    (9,725,000)
Cash and cash equivalents at beginning of period     7,427,000     10,716,000
                                           					     ---------     ----------
Cash and cash equivalents at end of period         $ 5,305,000    $   991,000
                                          						   ===========    ===========
Supplemental cash flow disclosures:
  Income taxes paid, net of refunds received       $   170,000    $  (449,000)

 See accompanying notes to consolidated condensed financial statements.

	  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. The consolidated condensed statement of cash flow has been restated to conform with the current period presentation.

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. The effect on net income per share resulting from dilution upon exercise of outstanding stock options is not material, and therefore is not shown.

3. During the first quarter of 1994, the company paid the former stockholders of GENSYS $1,500,000 as part of the April 1, 1991 purchase agreement, which resulted in an increase in goodwill of $1,360,000, net of an income tax benefit of $140,000.

4. Other accrued liabilities as of March 31, 1995 and December 30, 1994 include a $2,200,000 reserve for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988. Also included in other accrued liabilities are accruals relating primarily to health care and workers' compensation which amounted to $3,530,000 and $3,494,000 at March 31, 1995 and December 30, 1994, respectively.

5. On March 2, 1995, the company announced that it signed an agreement in principle to sell its largest subsidiary, Gilbert/Commonwealth, Inc. (G/C), to The Parsons Corporation for $46,000,000 subject to certain adjustments. On March 30, 1995, a formal agreement to purchase G/C was signed. As part of the agreement, the buyer will sign a 10 year lease for 200,000 square feet of office space from the company. The agreement is contingent upon a favorable shareholder vote of the company's Class B shareholders, which is anticipated to occur late in the second quarter of 1995. Assuming this transaction is approved by the shareholders, the operations of G/C beginning April 1, 1995, will be excluded from the company's results of operations. The company anticipates recognizing a gain, after income taxes, of approximately $20,000,000 or $2.88 per share.

    The purchase price will increase or decrease on a dollar-for-dollar basis to the extent that the agreed upon stockholders' equity of G/C as of March 31, 1995 exceeds or is less than $15,000,000.

6. On March 13, 1995, the company announced that the Board of Directors authorized the repurchase of up to $15,000,000 worth of its common stock. The repurchases will be made from time to time in the open market as well as from the company employees. The $15,000,000 program replaces the previously announced $6,000,000 Class A common stock repurchase program.

	  Management's Discussion and Analysis of Results of
		   Operations and Financial Condition

Net income declined $33,000 and earnings per share decreased by $.01 in the current quarter as compared to the first quarter of 1994. The slight decline in earnings relates primarily to lower operating results within the professional services segment offset in part by improvements within the communication equipment segment.

The professional services segment reported a 18% decrease in revenue in the first quarter of 1995 as compared to the same period in 1994. The decline is primarily due to large decreases in services provided to the
nuclear power industry and public utility clients.   The gross profit
percentage decreased from 23% to 22% in the current quarter due primarily to lower margins realized on services provided to the U. S. Government.

The communication equipment segment revenue increased 2% in the first quarter of 1995 as compared to the same period in 1994 due primarily to higher international sales and increased revenue from the Instrument Associates, Inc. division. The gross profit percentage increased from 32% in the first quarter of 1994 to 35% in the current quarter. The increase is due primarily to the benefits realized as a result of consolidating operations and sales of higher margin products.

Other income increased 32% in the first quarter of 1995 compared to the same period last year due primarily to higher income derived from a joint venture within the professional services segment.

Selling, general and administrative expenses declined 13% in the current quarter compared to the first quarter of 1994. The decline is primarily due to the lower business activity within the power industry. Depreciation and amortization decreased 6% in the first quarter of 1995 compared to the same period last year due primarily to lower goodwill amortization as a result of the 1994 third quarter goodwill write-off.

Income before provision for taxes on income increased 2% in the first quarter of 1995 compared to the same period in 1994 due primarily to higher results within the communication equipment segment, which was offset in part by a decline within the professional services segment.

The effective tax rate increased from 41% to 44% from the first quarter of 1994 to the first quarter of 1995 due to a higher effective state income tax rate, which in part is due to limitation in loss carrybacks and carryforwards in certain jurisdictions.

Working capital decreased $228,000 and cash and cash equivalents declined $2,122,000 in the first three months of 1995. The decline in cash and cash equivalents is largely due to the repayment of a note payable. The company does not anticipate requiring outside long-term financing during the next year. Amounts generated from operations, combined with available cash and cash equivalents and short-term lines of credit, should provide adequate working capital to satisfy operating requirements, contractual and lease obligations related to the third quarter 1994 charge and the contingent payment to former IAI principals. The anticipated cash proceeds from the disposition of Gilbert/Commonwealth, Inc. (G/C), as discussed in Note 5, will provide enough cash to satisfy the $15,000,000 stock repurchase program as described in Note 6. Unused lines of credit with three banks aggregating $16,500,000 are also available for short-term cash needs. No restrictions on cash transfers between the company and its subsidiaries exist.

Deregulation in the domestic power utility industry, excess power generation capacity, demand side management programs and aversion to nuclear power will continue to put downward pressures on the level of services provided by the company, particularly to nuclear power related customers, until additional power generation capacity is needed. If
G/C is divested, the company's reliance on the power industry is reduced greatly, therefore, any future negative impact as a result of changes in the power market should not be significant to the company.

As described in Note 5, the company has entered into an agreement to sell G/C, its largest subsidiary. The sale, if approved by the Class B shareholders, will be effective April 1, 1995. As a result, the company's results of operations will exclude G/C beginning April 1, 1995. The immediate impact to the company's operations following the sale of G/C will result in approximately a 37% decline in total revenue based upon the financial information for the year ended December 30, 1994 and the three months ended March 31, 1995. This considers additional annual rental revenue of $3,000,000 as a result of the buyer signing a ten year lease, but excludes any revenue to be derived from interest income earned on the sale proceeds. Net income may decline slightly from the first quarter of 1995. This assumes interest income earned on sale proceeds will partially offset net income derived from G/C and the corporate overhead expense that it absorbed. It is, however, difficult to project the impact to net income and earnings per share given the uncertainties regarding the amount, if any, of repurchases of common stock and the price per share thereof, operations of the company's remaining units, the extent to which corporate overhead expenses are reduced and possible acquisitions. At this time, no acquisitions are imminent.

After the sale of G/C, the company's primary future focus will be in the manufacture and sale of communication equipment and professional services which may complement our existing professional service businesses. The company, as a result of the sale, has reduced its reliance on the power market and does not consider this to be an area of major focus in the future.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

	    Exhibit 2.   The sales agreement of Gilbert/Commonwealth, Inc.
                  to the Parsons Corporation

	    Exhibit 3.   By-laws of registrant as currently in effect.

    (b) Reports on Form 8-K

	    The registrant filed Form 8K on March 2, 1995 which announced that the registrant signed an agreement in principle to sell its Gilbert/Commonwealth, Inc. subsidiary to The Parsons Corporation for $46,000,000.

	    The registrant filed Form 8-K on March 13, 1995 which announced that the Board of Directors has authorized the registrant to repurchase up to $15,000,000 worth of its common stock.

                     			     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             					      GILBERT ASSOCIATES, INC.

					                                   Timothy S. Cobb
					                                   President, Chief Executive Officer
                                        and Acting Chief Financial Officer


Date:  May 12, 1995