Form 10-Q/A
GILBERT ASSOCIATES INC/NEW
filed 1995-05-24
CIK 740763

SECURITIES AND EXCHANGE COMMISSION

		    	WASHINGTON, D. C. - 20549
		    	_________________________

			        	FORM 10-Q/A

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

	  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The consolidated condensed statement of cash flow has been restated to conform with the current period presentation.

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

Results of Operations

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

Other income increased 32% in the first quarter of 1995 compared to the same period last year due primarily to higher income derived from a joint venture within the professional services segment. The joint venture is comprised of Gilbert/Commonwealth and two unrelated companies, and was specifically established to service one contract. Each company has equal voting rights and G/C receives 51% of the joint venture's profit, if any. The contract expires at the end of 1996 and has an option for two additional years.

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

Liquidity and Capital Resources

Working capital decreased $228,000 and cash and cash equivalents declined $2,122,000 in the first three months of 1995. The decline in cash and cash equivalents is largely due to the repayment of a $2,000,000 note payable, which was outstanding under the company's line of credit with Meridian Bank for four days at an interest rate of 7.38%. The company does not anticipate requiring outside long-term financing during the next year. Amounts generated from operations, combined with available cash and cash equivalents and short-term lines of credit, should provide adequate working capital to satisfy operating requiremnt, contractual and lease obligations related to the third quarter 1994 charge and the contingent payment to former IAI principals. The anticipated cash proceeds from the disposition of Gilbert/Commonwealth, Inc. (G/C), as discussed in
Note 5, will provide enough cash to satisfy the $15,000,000 stock repurchase program as described in Note 6.

Unused lines of credit with three banks aggregating $16,500,000 are also available for short-term cash needs. The short-term lines of credit consist of the following: Meridian Bank, $10 million, which expires April 30, 1996; Chemical Bank, $5 million, which expires June 30, 1995; and The Chase Manhattan Bank, N.A., $3 million, which expires June 30, 1995. At March 31, 1995, the entire Chase line was available, and $9 million and $4.5 million respectively, were available under the Meridian and Chemical lines. Outstanding borrowings under these lines bear interest at a function of the prime rate. The Chemical and Chase lines are used primarily to secure letters of credit posted by the Company; the Meridian line is used to fund short-term working capital requirments.

The company estimates that capital expenditures in 1995 will be approximately $3,000,000, assuming G/C is sold.

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


Date:  May 24, 1995