Form 10-K/A
GILBERT ASSOCIATES INC/NEW
filed 1995-05-24
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549
                                 __________
                               FORM 10-K/A NO. 2
(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

   The work arrangements of this segment, while varying, are

essentially either "cost-plus" or "fixed-price".  Under a cost-plus arrangement, the registrant is reimbursed for its costs plus an agreed upon fee, whereas under a fixed-price arrangement, the entire price to be paid to the registrant is established at the beginning of the job.  G/C, UESC, RCI and SRA have limited the number and extent of their fixed-price commitments in light of their experience that extended periods of performance and changes in governmental requirements tend to make it difficult to make adequate allowance for escalation and contingencies in fixed-price quotations.  The majority of the Gilbert companies' professional services revenues was attributable to contracts other than fixed-price arrangements in each of the last three years.  In addition, fixed-

price contracts represent less than a majority of the backlog attributable to such segment at December 30, 1994.  The ability to continue to sell services on a basis other than fixed-price will,

however, depend upon a number of factors including the state of the national economy, the level of actual and planned capital and operating expenditures by prospective clients, and the trend of contracting practices in the markets in which such services are rendered.

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

   As of December 30, 1994 and December 31, 1993, respectively, the subsidiaries comprising the Gilbert companies' professional services segment had backlogs of contracts or work authorizations from which they had then anticipated estimated aggregate future revenues of approximately $301,000,000 and $407,000,000.  Backlog is recognized as revenue when work is performed.  The backlog of RCI and

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

   To the best of the knowledge of the registrant, no reliable data are available with respect to the total size of the market for professional services for the full range of fields in which the registrant's subsidiaries are engaged.  The registrant's professional services subsidiaries compete with a number of firms in each of the fields in which they are active, and some of their competitors have substantially larger total revenues, greater financial resources and more diversified businesses.  The registrant believes that the dominant competitors in the professional services fields are Stone & Webster,

Ratheon, Sargeant & Lundy, Black & Veatch and Bechtel.  Competition is based primarily on quality, reputation, experience and available skills and services.

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

Some of its competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of communications services and products.  The dominant industry competitors of GAI-Tronics are believed to be Comtrol, Industronics, Fetre, Motorola, Federal Signal and ATI.

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

                                PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS.

    The registrant's Class A Common Stock is traded in the over-the-

counter market.  Price quotations are available through the NASDAQ National

Market system under the symbol GILBA.  The following tabulation sets forth the high and low price quotations by quarter as reported by the NASDAQ

National Market system and cash dividends declared on each share of Class A and Class B Common Stock.  Prices quoted represent high and low closing sale prices on the NASDAQ National Market System.



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

    At December 30, 1994, the approximate number of record holders of Class A common stock and Class B common stock was 3,500 and 264, respectively.

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

    The professional services segment, renamed to more accurately reflect the revenue stream, reported a 6% decrease in revenue in 1994 as compared to 1993. The decrease is due primarily to large declines in volume of services provided to the nuclear power market, offset largely by revenue derived from SRA Technologies, Inc. (SRA), which was acquired on December 10, 1993.  Nuclear power related revenue declined approximately $36,000,000 in 1994 compared to 1993 which was largely offset by $19,000,000 of additional revenue from SRA.  The decline in nuclear power related revenue relates primarily to lower revenues from United Energy

Services Corporation ("UESC").  The gross profit percentage was

22% in 1994, a decrease from 24% in the prior year.  The decrease is due primarily to competitive pressures within the nuclear market and the professional services segment in general.  Revenue decreased 8% in 1993 as compared to 1992, due primarily to declines in the volume of services provided to the nuclear power market, offset by increases in U.S. defense related revenue.  Nuclear power related revenue declined approximately

$29,000,000 which was partially offset by higher revenue from non-nuclear power customers and U.S. defense related revenue.  The decline in nuclear power related revenue relates primarily to UESC.  The gross profit percentage was 24% in 1993 and 1992.

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

    Deregulation in the domestic power utility industry, excess power generation capacity, demand side management programs, and aversion to nuclear power will continue to put downward pressures on the level of services provided by the company particularly to nuclear power related customers, until additional power generation capacity is needed.


Liquidity and Capital Resources

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

Unused lines of credit with three banks aggregating $14,205,000 are also available for short-term cash needs.  No restrictions on cash transfers between the company and its subsidiaries exist.  The short-term lines of credit consist of the following:  Meridian Bank, $10 million, which expires April 30, 1995; Chemical Bank, $5 million, which expires June 30,

1995; and the Chase Manhattan Bank, N.A., $3 million, which expires June 30,

1995.  At December 30, 1994, the entire Chase line was available, and $7.1 million and $4.1 million, respectively, were available under the Meridian and

Chemical lines.  Outstanding borrowings under these lines bear interest at a function of the prime rate.  The Chemical and Chase lines are used primarily to secure letters of credit posted by the company; the Meridian line is used to fund short-term working capital requirements.  Capital expenditures declined $7,600,000 in 1993 compared to 1992 largely due to a

$6,273,000 reduction in expenditures for an office facility, which was substantially completed by the end of 1992.


Other

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



                              T. S. Cobb
                              President, Chief Executive Officer
                              and acting Chief Financial Officer

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

The company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The company's primary financial indicator for assessing recoverability of goodwill is whether the subsidiaries are generating a sufficient amount of income and cashflow on an undiscounted basis.

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

2.   ACQUISITIONS:

On December 10, 1993, the company acquired all of the outstanding capital stock of SRA Technologies, Inc. (SRA) for $6,500,000 in cash. The company also paid $1,500,000 in cash for other intangible assets, which resulted in a total purchase price of $8,000,000. On December 28, 1993, the company acquired the net assets of Instrument Associates, Inc. (IAI) for $5,704,000 in cash plus an additional amount not to exceed $1,000,000, to be paid if the business acquired from IAI earns, prior to income taxes, $1,655,000 in a consecutive four month period. The contingency payment period remains in effect indefinitely and when made, will increase goodwill.

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

8.  STOCK OPTION, AWARD AND PURCHASE PLANS:

Under the 1989 Gilbert Stock Option Plan, the company may grant to officers and other key management employees, incentive or non-qualified stock options to purchase an aggregate of 250,000 shares of Class B common stock at a price not less than seventy-five percent of the fair market value at the date of grant. Fair market value of the Class B shares is deemed to be the closing price, as quoted on the NASDAQ National Market System, of the Class A common stock on the date of the grant. The term within which each option may be exercised is at the discretion of the company. In no case shall this term exceed ten years. Options to purchase 63,550 Class B shares were granted at fair market value during 1994 and are exercisable between March 18, 1996 and March 18, 1999 at $17.50 per share. At
December 30, 1994, 77,150 shares remain available for future grants.

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

9. SPECIAL CHARGES:

In the third quarter of 1994, the company recorded a charge to income of $15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share, associated with its nuclear service business. The charge is comprised of a $12,200,000 or $1.74 per share goodwill write-off and $1,025,000 or $.15 per share for severance and idled leased facility costs to reflect the current market conditions. The charge also includes $2,575,000 or $.37 per share to increase reserves to cover contractual issues on contracts completed in prior years. The majority of this charge related to a specific audit issue for a contract completed in 1991. The audit issue was not known by the company until the third quarter of 1994. The total charge is included in selling, general and administrative expenses. The entire charge, including the goodwill write-off, will not have a material impact on future results of operations.

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

                                               Professional     Communication
                                                 Services         Equipment     Consolidated
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
                                                ===========       ===========

                                               Professional     Communication
                                                 Services         Equipment     Consolidated
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
                                                ===========       ===========


                                               Professional     Communication
                                                Services          Equipment     Consolidated
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

                               PART III

Item 10 - Directors and Executive Officers of the Registrant

The present positions of directors and executive officers with the Company as well as other relevant information are set forth below:

                                                        Year in Which
                                                         First Became
Name                  Age     Position With Company           Director
John F. Boyer         66                -----                   1984
Timothy S. Cobb       53      President and Chief               1988
                               Executive Officer
James R. Itin         62      Vice President and Chief          1983 *
                               Financial Officer
Donald E. Lyons       65                -----                   1989
Alexander F. Smith    66      Chairman of the Board             1970
James W. Stratton     58                -----                   1984
James A. Sutton       60                -----                   1986
Donald K. Wilson, Jr. 59                -----                   1990

* - As previously reported, on April 19, 1995, Mr. Itin, 62, elected to take early retirement and resigned as a member of the board and Chief Financial Officer of the Company. He will be a consultant to the Company for two years. Mr. Itin's decision to elect early retirement is not due to a disagreement with management regarding the sale of G/C or otherwise. The Company anticipates that it will take approximately four months to retain a successor. In the interim, Mr. Cobb has assumed Mr. Itin's duties as Chief Financial Officer.

     Mr. Smith, Mr. Cobb. and Mr. Itin have served as officers of the Company or its subsidiaries for at least five years.

     For more than five years prior to his retirement as President in October of 1993 and as Chief Executive Officer of the Company in March of 1994, Mr. Smith served as President and Chief Executive Officer of the Company, and also serves as a director of Stratton Monthly Dividend Shares, Inc., Stratton Growth Fund, Inc, and Stratton Small Cap Yield Fund.

     Mr. Cobb has been Chief Executive Offier of the Company since March,
1994 and President and Chief Operating Officer of the Company since October, 1988. He served as President of Gilbert/Commonwealth, Inc., a subsidiary of the Company, from January, 1991 to September, 1988 and as President of GAI-Tronics also a subsidiary of the Company, from June, 1988 to Decemeber, 1991.

     Since 1981, Mr. Boyer had been a director and a senior executive officer of Philadelphia Suburban Corporation. He retired in May, 1993 as Chairman of the Corporation whose principal subsidiary, Philadelphia Suburban Water Company, is a regulated water utility. He continues as a director of Philadelphia Suburban Corporation. Mr. Boyer is also a director of Betz Laboratories, Inc. and Rittenhouse Trust company.

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




                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of May 1995.



                              GILBERT ASSOCIATES, INC.



                              By   /s/T. S. Cobb
                                   T. S. Cobb
                                   President, Chief Executive Officer
                                   and acting Chief Financial Officer