Form 10-Q/A
GILBERT ASSOCIATES INC/NEW
filed 1995-05-25
CIK 740763

SECURITIES AND EXCHANGE COMMISSION

		    	WASHINGTON, D. C. - 20549
		    	_________________________

			        	FORM 10-Q/A No. 2

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

Other income increased 32% in the first quarter of 1995 compared to the same period last year due primarily to higher income derived from a joint venture within the professional services segment. The joint venture is comprised of Gilbert/Commonwealth, Union Boiler and Morrison Knudson
Company, and was specifically established to service one contract. Each company has equal voting rights and G/C receives 51% of the joint venture's profit, if any. The contract expires at the end of 1996 and has an option for two additional years.

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

May 25, 1995