Form 10-Q
period 1995-06-30
GILBERT ASSOCIATES INC/NEW
filed 1995-07-31
CIK 740763

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. - 20549
                        _________________________

                                FORM 10-Q

(Mark One)
x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
    OF 1934

For the Quarterly Period Ended       June 30, 1995
                                   OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT    OF 1934

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

                                                    Yes  X    No

                                                      Class A Class B
Number of shares of each class of
common stock outstanding as of
June 30, 1995 (excluding 2,508,419
Class A treasury shares):                          5,988,624    488,257

                        GILBERT ASSOCIATES, INC.

                                  INDEX



Part I.  Financial Information

Item I.

 Consolidated Condensed Balance Sheets at
  June 30, 1995 and December 30, 1994 (unaudited)

 Consolidated Condensed Statements of Operations for the six month and three month periods ended June 30, 1995 and July 1, 1994 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the six month periods ended June 30, 1995 and July 1, 1994 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                               (UNAUDITED)

ASSETS                                        June 30, 1995     Dec. 30, 1994

Current assets:
  Cash and cash equivalents                    $ 32,407,000      $  7,427,000
  Short-term investments                         15,864,000            -
  Accounts receivable, net of allowance
    for doubtful accounts of $1,657,000 and
    $2,677,000, respectively                     18,708,000        33,452,000
  Unbilled revenue                               12,275,000        19,570,000
  Inventories                                     7,033,000         6,761,000
  Deferred income taxes                           3,605,000         4,420,000
  Other current assets                            5,145,000         5,918,000
                                                 ----------        ----------
      Total current assets                       95,037,000        77,548,000

Property, plant and equipment                    65,624,000        93,602,000
Less accumulated depreciation and amortization   29,198,000        51,534,000
                                                 ----------        ----------
                                                 36,426,000        42,068,000

Deferred income taxes                               735,000         1,610,000

Other assets                                      2,326,000         2,441,000

Goodwill                                         23,091,000        23,418,000
                                                -----------       -----------
TOTAL ASSETS                                   $157,615,000      $147,085,000
                                                ===========       ===========
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                 $      -          $  2,000,000
  Accounts payable                                4,139,000         3,784,000
  Salaries and wages                              4,531,000         8,239,000
  Income taxes                                    8,889,000         1,496,000
  Estimated liability for contract losses         3,212,000         5,272,000
  Contractual billings in excess of
    recognized revenue                              603,000         2,474,000
  Other accrued liabilities                      14,509,000        11,400,000
                                                 ----------        ----------
      Total current liabilities                  35,883,000        34,665,000

Long-term debt                                      812,000           871,000
Self-insured retention                            2,967,000         5,331,000
Other long-term liabilities                       6,601,000         6,704,000

Stockholders' equity:
  Common stock                                    8,985,000         8,985,000
  Capital in excess of par value                 38,564,000        38,707,000
  Retained earnings                             102,017,000        83,854,000
  Treasury stock                                (38,214,000)      (32,032,000)
                                                -----------       -----------
      Total stockholders' equity                111,352,000        99,514,000
                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $157,615,000      $147,085,000
                                                ===========       ===========

 See accompanying notes to consolidated condensed financial statements.

                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                                          Six Months Ended            Three Months Ended
                                     June 30, 1995  July 1, 1994   June 30, 1995  July 1, 1994
Revenue:

  Professional services revenue       $ 79,229,000  $123,243,000    $ 28,593,000  $ 61,607,000
  Communication equipment sales         23,816,000    22,839,000      11,967,000    11,210,000
  Other income                           4,679,000     2,828,000       2,580,000     1,241,000
                                       -----------   -----------      ----------    ----------
                                       107,724,000   148,910,000      43,140,000    74,058,000
Costs and expenses:

  Professional services costs           64,092,000    94,985,000      24,604,000    47,589,000
  Communication equipment costs         15,760,000    15,599,000       8,038,000     7,650,000
  Selling, general and administrative
    expenses                            21,212,000    31,500,000       7,509,000    15,730,000
  Depreciation and amortization          2,709,000     3,421,000       1,103,000     1,717,000
  Interest expense                          91,000        98,000          45,000        42,000
                                       -----------   -----------      ----------    ----------
                                       103,864,000   145,603,000      41,299,000    72,728,000
Income before gain on sale of          -----------   -----------      ----------    ----------
  subsidiary and provision for
  taxes on income                        3,860,000     3,307,000       1,841,000     1,330,000

Gain on sale of subsidiary              26,542,000          -         26,542,000         -
                                       -----------   -----------      ----------    ----------
Income before provision for taxes
  on income                             30,402,000    3,307,000       28,383,000     1,330,000

Provision for taxes on income            9,455,000    1,010,000        8,570,000       200,000
                                        ----------    ---------       ----------    ----------
Net income                            $ 20,947,000 $  2,297,000     $ 19,813,000   $ 1,130,000
                                        ==========    =========       ==========    ==========
Per share of common stock:

  Net income                                 $3.04         $.33            $2.90          $.16

  Cash dividends                              $.40         $.40             $.20          $.20

Average number of shares of common
  stock outstanding                      6,899,398    7,020,944        6,842,671     7,013,628







 See accompanying notes to consolidated condensed financial statements.

                GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                    Six Months Ended
                                                  June 30, 1995    July 1,1994

Cash flows from operating activities:
  Net income                                       $ 20,947,000    $ 2,297,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Gain on sale of Gilbert/Commonwealth, Inc.    (26,542,000)         -
      Other items not affecting cash                  4,700,000      3,865,000
      Changes in current assets and
        current liabilities                           5,581,000       (321,000)
      Other, net                                        (36,000)      (191,000)
                                                     ----------      ---------
          Net cash provided by operating activities   4,650,000      5,650,000
                                                     ----------      ---------
Cash flows from investing activities:
  Payment for acquisition of GENSYS Corporation           -         (1,500,000)
  Net increase in short-term investments            (15,864,000)         -
  Proceeds from sale of Gilbert/Commonwealth, Inc.   45,932,000          -
  Payments for property, plant and equipment         (1,472,000)    (2,787,000)
                                                    -----------     ----------
          Net cash provided by(used for) investing
            activities                               28,596,000     (4,287,000)
                                                    -----------     ----------
Cash flows from financing activities:
  Payments under note payable                        (2,000,000)    (5,000,000)
  Issuance of treasury stock in connection
    with stock option and award plans                   544,000        880,000
  Payments to acquire treasury stock                 (3,864,000)    (1,512,000)
  Cash dividends paid                                (2,784,000)    (2,809,000)
  Other, net                                           (162,000)      (660,000)
                                                     ----------      ---------
          Net cash used for financing activities     (8,266,000)    (9,101,000)
                                                     ----------      ---------
Net increase(decrease) in cash and cash equivalents  24,980,000     (7,738,000)
Cash and cash equivalents at beginning of period      7,427,000     10,716,000
                                                     ----------     ----------
Cash and cash equivalents at end of period         $ 32,407,000    $ 2,978,000
                                                     ==========      =========
Supplemental cash flow disclosure:
  Income taxes paid, net of refunds received       $    372,000    $ 1,035,000





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

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1995 do not equal the total computed for the year due to the timing of stock repurchases throughout the six month period ended June 30, 1995 and the large gain relative to the G/C sale which was recorded in the second quarter. The effect on net income per share resulting from dilution upon exercise of outstanding stock options is not material, and therefore is not shown.

3. Other accrued liabilities as of June 30, 1995 includes $3,004,000 related to the pending settlement of stock repurchases in connection with the $15,000,000 stock repurchase program described in Note 5. Other accrued liabilities as of June 30, 1995 and December 30, 1994 include a $2,200,000 reserve for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988. Also included in other accrued liabilities are accruals relating to workers' compensation which amounted to $2,498,000 and $2,138,000 at June 30, 1995 and December 30, 1994,
    respectively.

4.  On  June  16, 1995, the company's Class B shareholders approved  the sale  of  the  Gilbert/Commonwealth, Inc. (G/C)  subsidiary  to  The
    Parsons Corporation (Parsons) and on June 20, 1995, the company completed the sale for a total purchase price of $45,932,000. The purchase price was adjusted downward by $1,227,000 from the amount previously disclosed in the company's Proxy Statement dated May 26, 1995 primarily due to unanticipated severance costs incurred by G/C subsequent to May 26, 1995. The sale of G/C resulted in a $18,742,000 gain, net of income taxes of $7,800,000, or $2.74 per share. The tax benefit of a $8,758,000 capital loss carryforward, for which a valuation allowance was previously recorded, was recognized to reflect utilization of the carryforward associated with this transaction.

    As part of the agreement, the buyer has signed a ten year lease with the company for 200,000 square feet of office space. The consolidated condensed statements of operations exclude the results of G/C subsequent to March 31, 1995, the effective date of sale pursuant to the agreement with Parsons.

5. On March 13, 1995, the company announced that the Board of Directors authorized the repurchase of up to $15,000,000 worth of its common stock. From March 13, 1995 to June 30, 1995, the company has repurchased $6,802,000 of common stock. At June 30, 1995, $3,004,000 of the $6,802,000 related to repurchases pending settlement which are recorded in other accrued liabilities, and were paid in July of 1995. There remains $8,198,000 of authorized stock repurchases available under the current program.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Continued



6. During the second quarter of 1994, the company closed foreign subsidiaries and settled certain contractual issues which had been previously reserved. The combination of these two events increased net income by $75,000 or $.01 per share. Income before provision for taxes on income was reduced by $525,000. Of this amount, $1,100,000 related primarily to a reserve for a lease obligation and severance costs, which was partially offset by a $700,000 favorable outcome on the aforementioned contract settlement. These amounts were recorded in selling, general and administrative expenses. The provision for taxes on income was reduced by $600,000 primarily due to a federal income tax deduction associated with the closure of foreign subsidiaries.



7. The company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This pronouncement had no cumulative effect on the consolidated condensed financial statements. The market value of the short-term investments, which are classified as available for sale, closely approximates amortized cost, and therefore no adjustment has been made.

Management's Discussion and Analysis of Results of
     Operations and Financial Condition


Results of Operations

On June 20, 1995, the company consummated the previously announced sale of Gilbert/Commonwealth, Inc.(G/C) for $45,932,000. This transaction increased net income by $18,742,000 or $2.74 per share. In accordance with the sales agreement, G/C's results of operations are excluded from the consolidated condensed statement of operations from April 1, 1995 forward. This sales transaction is more fully discussed in Note 4.

Excluding the G/C sale and a $75,000 increase in net income or $.01 per share relative to closing foreign subsidiaries and settlement of certain contractual issues in the second quarter of 1994 (Note 6), net income and earnings per share were comparable for the six month periods ended 1995 and 1994. Higher operating profits within the communication equipment segment coupled with increased interest income derived from the G/C sale proceeds offset the lost operating profits from G/C. Excluding the above mentioned items, net income and earnings per share increased 2% and 7%, respectively, in the second quarter of 1995 compared to the same period in 1994. The increases are due primarily to higher operating profits within the communication equipment segment and interest income which were partially offset by the absence of G/C. The favorable relationship between the change in net income and earnings per share is due to a fewer number of shares outstanding.

The professional services segment revenue decreased 36% and 54% for the six and three month periods in 1995, respectively, as compared to the same periods in 1994. These decreases are primarily due to the sale of G/C and, to a much lesser extent, declines in services provided to the nuclear power market. The gross profit percentage decreased to 19% from 23% in the six month period ended 1995 compared to the same period as last year. Current quarter gross profit was 14% compared to 23% in the second quarter of 1994. These declines are primarily due to the absence of G/C and lower margins realized on services provided to the U.S. Government.

The communication equipment segment sale increased 4% and 7% for the six and three month periods in 1995, respectively, as compared to the same periods in 1994. The increases relate primarily to higher international sales and increased revenue from the Instrument Associates, Inc. division. The gross profit percentage increased to 34% in the first six months of 1995 compared to 32% reported in the same period as last year. The current quarter gross profit percentage was 33% compared to 32% in the second quarter of 1994. These improvements are due primarily to the benefits realized from consolidating operations.

Other income increased 65% and 108% in the both the six and three month periods of 1995, respectively, as compared to the same periods in 1994. The increases relate primarily to higher office space rental revenue and interest income. As a result of the G/C sale, the buyer agreed to lease 200,000 square feet of office space for ten years. This lease resulted in $750,000 of additional rental revenue in the current quarter. Total office space rental revenue, from unrelated tenants, for the six and three month periods ended June 30, 1995 were $2,054,000 and $638,000, respectively. Interest income increased due to the fact the buyer agreed to pay interest on the sale proceeds from May 1, 1995 through financial closing, which occurred on June 20, 1995. Interest income was $629,000 and $570,000 for the first half of 1995 and current quarter of 1995 compared to $88,000 and $35,000, respectively, in the same periods last year.

Excluding the 1994 adjustment relative to the closure of foreign subsidiaries and settlement of certain contractual issues, selling, general and administrative expenses declined 32% and 51% in both the six and three month periods of 1995, respectively, as compared to the same periods in 1994. The decreases relate primarily to the sale of G/C, and to a lesser extent, the lower business activity within the nuclear power market. Depreciation and amortization declined 21% and 36% in the six and three month periods in 1995, respectively, as compared to the same periods in 1994, due primarily to the sale of G/C and lower goodwill amortization as a result of the 1994 third quarter goodwill write-off.

Prior to the above mentioned 1994 adjustment, income before gain on sale of subsidiary and provision for taxes on income for both the six and three month periods ended June 30, 1995 remain at essentially the same level as compared to the same periods last year. The lack of G/C's results of operations from April 1, 1995 forward was offset by higher results from the communication equipment segment and increased interest income.

Excluding the sale of G/C and the 1994 adjustment mentioned above, the effective tax rates for both the six and three month periods of 1995 were 43% and 42%, respectively, compared to 42% and 43% in the same periods as last year.

Liquidity and Capital Resources

Working capital and cash and cash equivalents increased $16,271,000 and $24,980,000, respectively, due primarily to the G/C sale. Amounts generated from operations, combined with the available cash and cash equivalents and short-term lines of credit, should provide adequate working capital to satisfy operating requirements, contractual and lease obligations related to the third quarter 1994 charge, contingent payment to former IAI principals, income taxes on the G/C sale and the $15,000,000 stock repurchase program. As of June 30, 1995, the company has repurchased $6,802,000 of stock, of which $3,004,000 is recorded in other accrued liabilities.

Lines of credit with two banks aggregating $13,000,000 are also available for short-term cash needs. The short-term lines of credit consist of the following: Meridian Bank, $10,000,000, which expires April 30, 1996; and The Chase Manhattan Bank, N.A., $3,000,000, which expires June 30, 1996. At June 30, 1995, the entire Chase line was available and $8,900,000 was available under the Meridian line. Outstanding borrowings under these lines bear interest at a function of the prime rate. The Chase line is used primarily to secure stand-by letters of credit posted by the company. The Meridian line is used to fund short-term working capital requirements as well as secure stand-by letters of credit. Currently, the company does not anticipate requiring outside long-term financing, however, long-term financing may be required if the company makes an acquisition.

The company estimates that capital expenditures in 1995 will be approximately $3,000,000. No restrictions on cash transfers between the company and its subsidiaries exist.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

            None

    (b) Reports on Form 8-K

            (1) The registrant filed Form 8-K on April 19, 1995
                regarding the resignation of James R. Itin as Vice President, Chief Financial Officer and a Director of the company.

            (2) The registrant filed Form 8-K on June 20, 1995 regarding the completion of the sale of Gilbert/Commonwealth to The Parsons Corporation.







                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                GILBERT
ASSOCIATES, INC.




                                   Timothy S. Cobb
                                   President, Chief Executive and
                                   Acting Chief Financial Officer



Date:  July 31, 1995