Form 10-Q/A
period 1995-06-30
GILBERT ASSOCIATES INC/NEW
filed 1995-07-31
CIK 740763

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

Other income increased 65% and 108% in the both the six and three month periods of 1995, respectively, as compared to the same periods in 1994. The increases relate primarily to higher office space rental revenue and interest income. As a result of the G/C sale, the buyer agreed to lease 200,000 square feet of office space for ten years. This lease resulted in $750,000 of additional rental revenue in the current quarter. Total office space rental revenue, from unrelated tenants, for the six and three month periods ended June 30, 1995 were $2,054,000 and $1,416,000,
respectively.   Interest income increased due  to  the  fact  the  buyer
agreed to pay interest on the sale proceeds from May 1, 1995 through financial closing, which occurred on June 20, 1995. Interest income was $629,000 and $570,000 for the first half of 1995 and current quarter of 1995 compared to $88,000 and $35,000, respectively, in the same periods last year.

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