Form 10-Q/A
period 1995-06-30
GILBERT ASSOCIATES INC/NEW
filed 1995-08-22
CIK 740763

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

Part II.  Other Information (Amended for Item 4(c) below)

Item 4.  Submission of Matters to a Vote of Security Holders

     (c) At a special meeting of shareholders held on June 16, 1995, the sale of all of the stock of the registrant's principal subsidiary, Gilbert/Commonwealth, Inc., to The
         Parsons Corporation was approved as follows:

             For        1,160,340

             Against       48,312

             Abstain        6,275

             Not Voted     51,866





                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                GILBERT
ASSOCIATES, INC.




                                   Paul H. Snyder
                                   Vice President and
                                   Chief Financial Officer



Date:  August 22, 1995