Form 10-Q
period 1995-09-29
GILBERT ASSOCIATES INC/NEW
filed 1995-11-09
CIK 740763

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. - 20549
                           _________________________

                                   FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF	1934
For the Quarterly Period Ended September 29, 1995
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	 to

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

                                 (610) 775-5900
________________________________________________________________________________
                   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               			Yes  X   	No

		                                               Class A	     Class B
Number of shares of each class of
common stock outstanding as of
September 29, 1995 (excluding 2,692,327
Class A treasury shares):	                       5,822,498	    470,475

Part I.  Financial Information

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS	 	                                    Sept. 29, 1995	     Dec. 30, 1994

Current assets:
  Cash and cash equivalents	                   $  5,293,000      	$  7,427,000
  Short-term investments	                        28,974,000	             -
  Accounts receivable, net of allowance
    for doubtful accounts of $1,667,000 and
    $2,677,000, respectively	                    20,874,000      	  33,452,000
  Unbilled revenue		                             12,671,000	        19,570,000
  Inventories		                                   6,563,000	         6,761,000
  Deferred income taxes	                          3,605,000      	   4,420,000
  Other current assets	                           5,543,000	         5,918,000
                                                 ----------         ----------
      Total current assets	                      83,523,000	        77,548,000
                                                 ----------         ----------

Property, plant and equipment	                   65,892,000	        93,602,000
Less accumulated depreciation and amortization	  29,417,000	        51,534,000
                                                 ----------         ----------
		                                               36,475,000        	42,068,000

Deferred income taxes	                              735,000         	1,610,000

Other assets		                                    1,321,000         	1,566,000

Intangible assets                             		 23,577,000       	 24,293,000
                                                -----------        -----------
TOTAL ASSETS	                                 	$145,631,000      	$147,085,000
                                                ===========        ===========
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                	$      -		         $  2,000,000
  Accounts payable                               	3,470,000	         3,784,000
  Salaries and wages                             	4,704,000         	8,239,000
  Income taxes	                                   4,212,000         	1,496,000
  Estimated liability for contract losses        	2,703,000         	5,272,000
  Contractual billings in excess of
    recognized revenue                             	740,000         	2,474,000
  Other accrued liabilities         	            10,786,000       	 11,400,000
                                                 ----------         ----------
      Total current liabilities	                 26,615,000	        34,665,000
                                                 ----------         ----------

Long-term debt		                                    801,000           	871,000
Self-insured retention	                           2,806,000       	  5,331,000
Other long-term liabilities	                      6,618,000	         6,704,000

Stockholders' equity:
  Common stock	                                  	8,985,000         	8,985,000
  Capital in excess of par value                	38,497,000        	38,707,000
  Retained earnings		                           101,761,000        	83,854,000
  Treasury stock	                              	(40,452,000)      	(32,032,000)
                                                -----------        -----------
      Total stockholders' equity               	108,791,000       	 99,514,000
                                                -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	     $145,631,000     	$147,085,000
                                                 ===========       ===========
See accompanying notes to consolidated condensed financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                       		  	      Nine Months Ended			                Three Months Ended
    	                                      Sept. 29, 1995  	Sept. 30, 1994	      Sept. 29, 1995 	Sept. 30, 1994
Revenue:

  Technical services revenue               	$ 106,184,000     	$177,748,000	       $ 26,955,000   	$ 54,505,000
  Telecommunications sales	                    35,083,000       	34,490,000	         11,267,000	     11,651,000
  Other income	                                 7,345,000	        4,591,000	          2,666,000	      1,763,000
                                              -----------       -----------         -----------     -----------
                                             	148,612,000	      216,829,000	         40,888,000	     67,919,000
Costs and expenses:                           -----------       -----------         -----------     -----------

  Technical services costs	                    87,058,000	      137,885,000	         22,966,000	     42,900,000
  Telecommunications costs	                    23,333,000       	23,572,000	          7,573,000	      7,973,000
  Selling, general and
    administrative expenses                   	28,839,000       	62,704,000	          7,627,000	     31,204,000
  Depreciation and amortization	                3,676,000        	5,158,000	            967,000	      1,737,000
  Interest expense	                               134,000	          143,000	             43,000	         45,000
                                              -----------       -----------         -----------     -----------
                                             	143,040,000	      229,462,000	         39,176,000      83,859,000
Income(Loss) before gain on sale              -----------       -----------         -----------     -----------
  of subsidiary and provision(benefit)
  for taxes on income(loss) 	                   5,572,000      	(12,633,000) 	        1,712,000	    (15,940,000)

Gain on sale of subsidiary                   	 26,542,000	            -            			    -		 	           -
                                              -----------       -----------         -----------     -----------
Income(Loss) before provision(benefit)
  for taxes on income(loss)	                   32,114,000      	(12,633,000)	         1,712,000	    (15,940,000)

Provision(Benefit) for taxes on
  income(loss)                               	 10,168,000	         (180,000) 	          713,000	     (1,190,000)
                                              -----------       -----------         -----------     -----------
Net income(loss)                            	$ 21,946,000      $(12,453,000) 	      $   999,000	   $(14,750,000)
                                              ===========       ===========         ===========     ===========
Per share of common stock:

  Net income(loss)                                 	$3.28           	$(1.78)	              $.16	         $(2.11)

  Cash dividends                                    	$.60             	$.60	               $.20	           $.20

Average number of shares of common
  stock outstanding 	                          	6,692,720        	7,011,935	          6,279,366    	  6,993,917




See accompanying notes to consolidated condensed financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                    		 	Nine Months Ended
                                                	Sept. 29, 1995  Sept. 30, 1994
Cash flows from operating activities:
  Net income(loss)	                               	$ 21,946,000   	$(12,453,000)
  Adjustments to reconcile net income(loss)
    to net cash provided by operating activities:
      Gain on sale of Gilbert/Commonwealth, Inc.    (26,542,000)         	-
      Other items not affecting cash	                 5,712,000     	21,043,000
      Changes in current assets and
        current liabilities	                         (3,216,000)        	40,000
      Other, net		                                      245,000	        (85,000)
                                                     ----------      ----------
          Net cash provided by(used for) operating
            activities                              	(1,855,000)    	 8,545,000
                                                     ----------      ----------
Cash flows from investing activities:
  Payment for acquisition of GENSYS Corporation          	-		        (1,500,000)
  Net increase in short-term investments            (28,974,000)         	-
  Proceeds from sale of Gilbert/Commonwealth, Inc.   45,932,000          	-
  Payments for property, plant and equipment        	(2,250,000)    	(3,921,000)
                                                     ----------       ---------
          Net cash provided by(used for) investing
            activities                               14,708,000     	(5,421,000)
                                                     ----------       ---------
Cash flows from financing activities:
  Payments under note payable                       	(2,000,000)  	  (5,000,000)
  Issuance of treasury stock in connection
    with stock option and award plans		                 793,000         884,000
  Payments to acquire treasury stock	                (9,423,000)    	(1,844,000)
  Cash dividends paid                               	(4,040,000)  	  (4,209,000)
  Other, net	                                          (317,000)	      (777,000)
                                                     ----------      ----------
          Net cash used for financing activities    (14,987,000) 	  (10,946,000)
                                                     ----------      ----------
Net decrease in cash and cash equivalents            (2,134,000)    	(7,822,000)
Cash and cash equivalents at beginning of period    	 7,427,000     	10,716,000
                                                     ----------      ----------
Cash and cash equivalents at end of period         	$ 5,293,000    	$ 2,894,000
                                                     ==========      ==========
Supplemental cash flow disclosure:
  Income taxes paid, net of refunds received       	$ 5,762,000    	$ 1,219,000


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods.  Such adjustments are of a normal recurring nature.  The consolidated condensed balance sheet at
December 30, 1994 has been reclassified to conform with the current year presentation.

2.	Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding.  Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share in 1995 does not equal the total computed for the year due to the timing of stock repurchases throughout the nine month period ended September 29, 1995 and the large gain relative to the G/C sale which was recorded in the second quarter.  The effect on net income per share resulting from dilution upon exercise of outstanding stock options is not material, and therefore is not shown.

3.	On October 20, 1995, the Company announced a $12,000,000 trial court judgment against the Company and Gilbert/Commonwealth, Inc. of Michigan relative to a dispute concerning construction management work performed by the former subsidiary of Gilbert/Commonwealth, Inc. (G/C), in 1987 for Alaska-based Homer
Electric Association.  As previously reported, in June 1995 the Company sold its
G/C subsidiary to The Parsons Corporation.  Pursuant to the Stock Purchase
Agreement, Parsons agreed to indemnify, defend and hold harmless, the Company against any litigation, claim or judgment brought or continued against the
Company arising out of the actions or operations of its former G/C subsidiary.

Both the Company and Gilbert/Commonwealth, Inc. of Michigan will appeal the Court's judgment on independent grounds.

Although there can be no assurance as to the ultimate outcome of these proceedings, the Company believes that the jury finding regarding its liability in the case is contrary to established law and that it has substantial justification for appeal. The Company further believes that its insurance policies should provide coverage for liability arising from this lawsuit. Given these factors and The Parsons Corporation's indemnification, no provision for losses has been recorded as of September 29, 1995.

4.	On October 5, 1995, the Company announced the signing of an agreement under which the Company will acquire all of the common stock of XEL Corporation (XEL).
Under the terms of the agreement, the Company will pay XEL shareholders $30 million in cash at closing and additional incremental amounts through 1998 based upon the achievement of certain earnings and revenue objectives.  Any additional amounts will increase goodwill.  The acquisition was consummated on October 30,
1995.  The Company plans to expense, after income taxes, up to $3,000,000 of estimated in-process research and development acquired from XEL during the fourth quarter of 1995.

5.	Other accrued liabilities as of September 29, 1995 and December 30, 1994 include a $2,200,000 reserve for costs associated with resolving a series of claims filed by a former employee of a subsidiary which was closed in 1988.
Also included in other accrued liabilities are accruals relating to workers' compensation which amounted to $2,391,000 and $2,138,000 at September 29, 1995 and December 30, 1994, respectively.

6.	On June 16, 1995, the Company's Class B shareholders approved the sale of the
Gilbert/Commonwealth, Inc. (G/C) subsidiary to The Parsons Corporation (Parsons)
and on June 20, 1995, the Company completed the sale for a total purchase price of $45,932,000.  The purchase price was adjusted downward by $1,227,000 from the amount previously disclosed in the Company's Proxy Statement dated May 26, 1995 primarily due to unanticipated severance costs incurred by G/C subsequent to
May 26, 1995.  The sale of G/C resulted in a $18,742,000 gain, net of income taxes of $7,800,000, or $2.74 per share.  The tax benefit of a $8,758,000 capital loss carryforward, for which a valuation allowance was previously recorded, was recognized to reflect utilization of the carryforward associated with this transaction.

As part of the agreement, the buyer has signed a ten year lease with the Company for 200,000 square feet of office space. The consolidated condensed statements of operations exclude the results of G/C subsequent to March 31, 1995, the effective date of sale pursuant to the agreement with Parsons.

7.	On March 13, 1995, the Company announced that the Board of Directors authorized the repurchase of up to $15,000,000 worth of its common stock of which $5,654,000 remains available for repurchase. The Company has subsequently suspended this program.

8.	The results of operations for the quarter and nine months ended September 30,
1994 include a charge to income of $15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share, associated with its nuclear service business.  The charge is comprised of a $12,200,000 or $1.74 per share goodwill write-off and
$1,025,000 or $.15 per share for severance and idled leased facility costs to reflect the current market conditions.  The charge also includes $2,575,000 or
$.37 per share to increase reserves to cover contractual issues on contracts completed in prior years.  The total charge is included in selling, general and administrative expenses.

9.	During the second quarter of 1994, the Company closed foreign subsidiaries and settled certain contractual issues which had been previously reserved. The combination of these two events increased net income by $75,000 or $.01 per share. Income before provision for taxes on income was reduced by $525,000. Of this amount, $1,100,000 related primarily to a reserve for a lease obligation and severance costs, which was partially offset by a $700,000 favorable outcome on the aforementioned contract settlement. These amounts were recorded in selling, general and administrative expenses. The provision for taxes on income was reduced by $600,000 primarily due to a federal income tax deduction associated with the closure of foreign subsidiaries.

10.	The Company adopted Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" during the second quarter of 1995. This pronouncement had no cumulative effect on the consolidated condensed financial statements. The market value of the short-term investments, which are classified as available for sale, closely approximates amortized cost, and therefore no adjustment has been made to their carrying value.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Results of operations for the nine month period ended September 29, 1995 include a $18,742,000 gain, or $2.74 per share relative to the sale of Gilbert/Commonwealth, Inc. (G/C). In accordance with the sales agreement, G/C's results of operations are excluded from the consolidated condensed statement of operations from April 1, 1995 forward. This sales transaction is more fully discussed in Note 6. Results of operations for the nine month period ended September 30, 1994, include a charge to income of $15,800,000, or $2.26 per share associated with the Company's nuclear service business (Note 8), and are increased by $75,000, or $.01 per share relative to closing foreign subsidiaries and settlement of certain contractual issues (Note 9).

Excluding the aforementioned adjustments, net income decreased 2% and 5% for the nine and three month periods of 1995, respectively, as compared to the same periods in 1994. The decreases are primarily due to the absence of G/C's earnings since April 1, 1995, offset in part by increased interest income derived from the sale of G/C, improved UESC operations and, for the nine month period, improved results within the telecommunications segment. Excluding the aforementioned items, as well as the per share effect of the stock repurchases on the gain on sale of G/C, earnings per share increased $.01 to $.48, or 2% for the nine month period of 1995 as compared to the same period in 1994. Earnings per share increased $.01 to $.16, or 7% in the current quarter as compared to the same quarter last year. The favorable relationship between the changes in earnings per share and net income are due to fewer average shares outstanding.

The technical services segment revenue decreased 40% and 51% for the nine and three month periods of 1995, respectively, as compared to the same periods in 1994. These decreases are primarily due to the sale of G/C and, to a much lesser extent, declines in services provided to the nuclear power market. The gross profit percentage decreased to 18% from 22% in the nine month period as compared to the same period in 1994. Current quarter gross profit declined to 15% from 21% last year. These declines are primarily due to the absence of G/C and lower margins realized on services provided to the U.S. Government.

The telecommunications segment sales increased 2% for the nine month period in 1995 versus the same period in 1994. The increase relates to increased revenue from Instrument Associates, Inc. Sales for the current quarter decreased 3% compared to the third quarter in the prior year due to lower domestic sales.
The gross profit percentage increased from 32% to 33% for both the current quarter and nine month periods of 1995, respectively, as compared to the same periods in 1994. These improvements are due primarily to benefits realized from consolidating operations.

Other income increased 60% and 51% for the nine and three month periods of 1995, respectively, as compared to the same periods in 1994. The increases relate primarily to higher office space rental revenue and interest income offset in the three month period by the absence of joint venture earnings related to G/C. Rental income from unrelated tenants was $3,479,000 and $1,426,000 for the nine and three month periods of 1995, respectively. This compares to $1,695,000 and $577,000 for the same periods in 1994. The increases are largely due to the fact that The Parsons Corporation, as part of the G/C sales agreement, agreed to lease 200,000 square feet for ten years. Rental income will increase further beginning in 1996 due to an additional 60,000 square feet of office space leased to unrelated tenants. The Company's office facility is approximately 90% leased, primarily by unrelated tenants. Interest income was $1,219,000 and $590,000 for the first nine months of 1995 and current quarter of 1995 compared to $111,000 and $23,000, respectively, in the same periods of 1994. Interest income increased as a result of investing the proceeds from the G/C sale in short-term investments.

Excluding the adjustments mentioned above, selling, general and administrative costs decreased 35% and 43% for the nine and three month periods in 1995, respectively, as compared to the same periods in 1994. The decreases relate primarily to the sale of G/C and, to a lesser extent, lower business activity within the nuclear power market. Depreciation and amortization declined 29% and 44% for the nine and three month periods of 1995, respectively, as compared to the same periods in 1994. The decreases relate primarily to the sale of G/C.

Excluding the 1994 adjustments mentioned above, income before the gain on sale of subsidiary and provision for taxes on income decreased 2% and 8% for both the nine and three month periods of 1995, respectively, as compared to the same periods in 1994. The decreases relate to the lack of G/C's results of operations from April 1, 1995 forward, offset in part by increased interest income, improved UESC operations, and in the nine month period, improvement within the telecommunications segment.

Excluding the sale of G/C and the 1994 adjustments mentioned above, the effective tax rate for the nine month period in 1995 as compared to 1994 was unchanged at 43%. The current quarter effective tax rate was 42%, down from 44% in the third quarter last year.

The Company's results of operations should improve once the acquisition of XEL is consummated. This assumes XEL's operations will offset the lost interest income and the additional goodwill amortization associated with the acquisition of XEL.

Liquidity and Capital Resources

Working capital increased $14,025,000 in the first nine months of 1995 primarily due to the G/C sale. Cash and cash equivalents decreased $2,137,000 during the nine months ended September 29, 1995. Amounts generated from operations, combined with the available cash and cash equivalents and short-term lines of credit should provide adequate working capital to satisfy the pending purchase of XEL and contingent payments to former IAI principals and XEL shareholders.

Lines of credit with two banks aggregating $13,000,000 are also available for short-term cash needs. The short-term lines of credit consist of the following:
Meridian Bank, $10,000,000, which expires April 30, 1996; and The Chase Manhattan Bank, N.A., $3,000,000, which expires June 30, 1996. At September 29, 1995, the entire Chase line was available and $8,884,000 was available under the Meridian line. Outstanding borrowings under these lines bear interest at a function of the prime rate. The Chase line is used primarily to secure stand-by letters of credit posted by the Company. The current Meridian line is used to fund short-term working capital requirements as well as secure stand-by letters of credit. The Company expects to establish a credit facility during the fourth quarter of 1995 which would be used to fund further acquisitions as well as other working capital requirements. The Company estimates that capital expenditures in 1995 will be approximately $4,500,000. No restrictions on cash transfers between the Company and its subsidiaries exist.

Part II.  Other Information

Item 1. Legal Proceedings

	The Company announced a $12,000,000 trial court judgment against the Company and a former subsidiary. This is more fully discussed in Note 3 to the consolidated condensed financial statements in Part I.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b) 	Reports on Form 8-K

			(1)	The registrant filed Form 8-K on July 5, 1995 regarding
the incorporation by reference of Pro Forma Financial
Information and Exhibits to the Company's Proxy Statement
dated May 26, 1995.

			(2)	The registrant filed Form 8-K on August 2, 1995 which
announced that Timothy S. Cobb, the Company's President
and Chief Executive Officer, has been named Chairman of
the Board of Directors.  This filing also reported that
Paul H. Snyder has been named Vice President and Chief
Financial Officer.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						GILBERT ASSOCIATES, INC.


					/s/Paul H. Snyder
					Paul H. Snyder
					Vice President and
					Chief Financial Officer

Date:  November 8, 1995