Form 10-K
period 1995-12-29
GILBERT ASSOCIATES INC/NEW
filed 1996-03-19
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
__________
FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended   December 29, 1995
 OR

TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  to

Commission File No. 0-12588

  GILBERT ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

 Delaware                            23-2280922
(State or other jurisdiction      (IRS Employer
of incorporation or organization)  Identification No.)

     P.O. Box 1498,
     Reading, Pennsylvania                   19603
 (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code  (610) 856-5500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Class B (voting) Common Stock held by non-affiliates computed by reference to the NASDAQ National Market System closing sale price for the registrant's Class A (non-voting) Common Stock at January 26, 1996 was $5,550,046.

                                     Class A                Class B
Number of shares of each class
of common stock outstanding as
of January 26, 1996 (excluding
2,697,157 treasury shares):          5,835,078              453,065

PART I

ITEM 1. BUSINESS.

Gilbert Associates, Inc. (the "registrant") was organized as a holding company in 1984. Prior to forming the holding company, the registrant was an operating company and owner of several subsidiaries. The original Gilbert Associates, Inc. was organized in 1942. Through its operating subsidiaries, the registrant is engaged in the businesses of providing technical services and the manufacture and sale of telecommunication equipment. The registrant and its subsidiaries are sometimes referred to herein collectively as the "Gilbert companies."

The holding company structure separates the administrative and financing activities of the registrant from the activities of its operating subsidiaries. The revenues, operating profits and identifiable assets of the registrant's technical services, telecommunications, and real estate segments for 1995 are stated in Note 14 to the consolidated financial statements contained in Part II, Item 8 of this report.

1995 CORPORATE DEVELOPMENTS

During 1995, the registrant made several major strategic transactions which move the Gilbert companies' out of the electric and nuclear power generation consulting markets. Gilbert/Commonwealth, Inc. (G/C) was sold to The Parsons Corporation, and the decision was made to sell if possible or close United Energy Services Corporation. Using a portion of the proceeds from the sale of G/C, the registrant purchased XEL Corporation (XEL), based in Aurora, Colorado. XEL designs, manufactures and markets telecommunication transmission system products for use primarily by telecommunication network operators. XEL's operations are included in the registrant's results beginning the date of acquisition, October 27, 1995. XEL is part of the registrant's telecommunications segment.

TECHNICAL SERVICES

The technical services business segment, formerly called the professional services segment, consists of United Energy Services
Corporation ("UESC"), Resource Consultants, Inc. ("RCI"), SRA
Technologies, Inc. ("SRA"), which are wholly-owned subsidiaries, and, until June 20, 1995, Gilbert/Commonwealth, Inc. ("G/C").

On June 20, 1995, the registrant completed the sale of G/C to The Parsons Corporation (Parsons) for $45,932,000. The transaction resulted in a $18,742,000 gain, net of income taxes of $7,800,000, or $2.74 per share. As part of the agreement, Parsons entered into a ten year lease with the registrant for 200,000 square feet of office space. G/C's results of operations are excluded from the registrant's statement of operations from April 1, 1995 forward.

G/C, based in Reading, Pennsylvania, was the registrant's largest subsidiary prior to its divestiture. G/C provided a wide range of engineering and consulting services principally to the power generation industry. The registrant had made a strategic decision to divest G/C and focus its efforts and resources on expanding its telecommunication segment. As a continuation of this strategy, the registrant announced its decision to sell or close UESC, which is based in Atlanta, Georgia. UESC was the registrant's last subsidiary principally engaged in providing services to the power generation industry. The closure resulted in a fourth quarter charge to income of $3,630,000, net of an income tax benefit of $1,870,000, or $.57 per share to cover the cost to wind down and close UESC.

Following the sale of G/C and the closure of UESC, the technical services segment is now comprised of RCI and SRA. RCI, based in Vienna, Virginia, provides engineering, outplacement services, technical and other program support services to U.S. defense agencies, principally the U.S. Navy and Army, and other U.S. Government agencies. SRA, based in Falls Church, Virginia, is a technical services firm specializing in providing contract research, analysis and management services in the biomedical sciences, life and environmental sciences and energy areas. SRA provides services principally to U.S. Governmental agencies and commercial pharmaceutical companies.

There were no other significant new business developments relating to the technical services segment during the fiscal year ended December 29, 1995.*


* All references to particular years in the balance of this report refer to the fiscal year ended on or about December 31 of such year. Thus, the fiscal year ended December 29, 1995 is from time to time referred to as simply "1995" elsewhere in this report.

 The following table sets forth
for the past three fiscal years the revenues derived from the listed categories of technical services rendered:

                                    Technical Services Revenues
                                     (in thousands of dollars)

                                              1995          1994          1993

Design and Related Services                $24,100      $111,359      $123,945
Operations Services                         18,478        34,921        61,834
Defense Related Services                    69,884        63,092        57,624
Life and Environmental Sciences Services    21,073        20,515             -

The revenue, operating profit and identifiable assets for the last three years within the technical services segment are disclosed in Note 14 to the consolidated financial statements in Part II, Item 8 of this report.

The following table sets forth the approximate percentage of operating revenues derived from the principal markets served by the technical services segment during 1995 and the approximate percentage of backlog as of December 29, 1995 represented by work arrangements with clients in such markets:

                              Percentage of            Percentage of Backlog
                              1995 Revenues            as of December 29, 1995

 U.S. Private Industry                23 %                       5 %

 U.S. Federal, State and Local
   Governments and Agencies           74                        94

 Foreign Governments and
   Businesses                          3                         1

Assuming no changes in customers and markets during 1996, the majority of the technical services revenue will be derived primarily from U. S. Governmental agencies in 1996 primarily as a result of the G/C sale and UESC closure and the concentration of SRA and RCI in the governmental market.

The work arrangements of this segment, while varying, are essentially either cost-plus or fixed-price. RCI and SRA have limited the number and extent of their fixed-price commitments in light of their experience that extended periods of performance and changes in governmental requirements tend to make it difficult to make adequate allowance for escalation and contingencies in fixed-price quotations. The majority of the Gilbert companies' technical services revenues was attributable to contracts other than fixed-price arrangements in each of the last three years. In addition, fixed-price contracts represent less than a majority of the backlog attributable to such segment at December 29, 1995. The ability to continue to sell services on a basis other than fixed-price will, however, depend upon a number of factors including the state of the national economy and the trend of contracting practices in the markets in which such services are rendered.

Inventory is not essential to the operations of the Gilbert companies' technical services segment.

The subsidiaries comprising the Gilbert companies' technical services segment own various patents and trademarks and have pending applications for other patents. However, such patents and trademarks are not individually or cumulatively significant to the business of such segment.

The technical services segment's five largest clients have generally accounted for approximately 60% of its total revenues. Due to the sale of G/C in 1995, the United States Government accounted for 60% of total technical services revenues, and assuming no significant changes in business during 1996, it is expected that it will represent a larger percentage in 1996. During 1994, the United States Government and TVA accounted for 34% and 13%, respectively, of total technical services revenues.
These amounts represent revenue earned by the registrant as prime contractor. No other client or its affiliate accounted for 10% or more of such revenues in 1995 or 1994.

A substantial portion of the business of the technical services segment is obtained from clients served for a number of years. In the years 1995 and 1994, services rendered to clients who had been served at least four years earlier accounted for 91% and 89%, respectively, of the Gilbert companies' technical services revenues. There is no assurance that work authorizations from such clients will account for a similar percentage of total revenues in the future.

As of December 29, 1995 and December 30, 1994, respectively, the subsidiaries comprising the Gilbert companies' technical services segment had backlogs of contracts or work authorizations from which they had then anticipated estimated aggregate future revenues of approximately $201,000,000 and $301,000,000. Backlog is recognized as revenue when work is performed. The backlog of RCI and SRA accounted for approximately 97% and 77% of the total segment backlog at December 29, 1995 and December 30, 1994, respectively. Substantially all of the backlog of RCI and SRA at such dates represents work to be performed on government contracts for which funding has not yet been authorized.
Such funding authorizations are generally issued by the government in periodic increments during the contract term. The subsidiaries comprising the technical services segment anticipate that approximately $77,000,000 of the revenues to be recognized by them under work authorizations outstanding at December 29, 1995 will be earned within the fiscal year ending January 3, 1997 and that additional revenues will be earned in 1996 from work authorizations received during the year.

Consistent with standard industry practice for technical services organizations, work authorizations for the Gilbert companies' technical services segment are terminable by their clients upon relatively brief notice, whether by the express terms of such work authorizations or otherwise. The completion dates for a number of projects have been extended in the past, thereby lengthening the period of time during which the backlog of estimated revenues for those projects was to be earned. With the continued unsettled conditions within the governmental agencies served by this segment, it is possible that one or more projects included in the backlog at December 29, 1995 might be extended or even canceled. Work authorizations from the largest client included in such backlog total $75,000,000 for work on several U.S. Navy programs, of which $61,000,000 is subject to government funding.

Since the majority of the operating costs of the subsidiaries comprising the Gilbert companies' technical services segment are payroll and payroll-related costs, and since their business is dependent upon the reputation and experience of their personnel, the quality of the services they render and their ability to maintain an organization which is qualified and adequately staffed to undertake and efficiently discharge assignments in the various fields in which such subsidiaries render services, a reasonable backlog is important for the scheduling of their operations and for the maintenance of a reasonably staffed level of operations.

To the best of the knowledge of the registrant, no reliable data are available with respect to the total size of the market for technical services for the full range of fields in which the registrant's subsidiaries are engaged. The registrant's technical services subsidiaries compete with a number of firms in each of the fields in which they are active, and some of their competitors have substantially larger total revenues, greater financial resources and more diversified businesses. The registrant's competitors include SAIC, Booz Allen Hamilton, Drake Beam & Morin and major universities containing schools of public health. Competition is based primarily on quality, price,
reputation, experience and available skills and services.   Since there
are a great many firms rendering similar services as a portion of their businesses or to affiliated companies only, the registrant believes it does not constitute a substantial part of the total market for such services.

Future business of the technical services segment of the Gilbert companies will be affected by the level of U.S. Governmental agency expenditures and to the extent pharmaceutical companies outsource laboratory work. Reductions in United States government defense expenditures have recently been made and further reductions may follow. Although the registrant has not been adversely affected by these events, it is unable to estimate the degree or nature of the future impact of any such reductions on the technical services segment.

The registrant's technical services subsidiaries spent approximately $500,000 on company-sponsored research activities relating to the development of new products or services or the improvement of existing products or services.

On December 29, 1995, the technical services segment had a total of 1,446 employees, of which 1,069 employees were professional and technical personnel. In comparison, such segment had a total of 2,945 employees on December 30, 1994, of which 2,115 employees were professional and technical personnel. The large decrease in employees stems from the sale of G/C and winding down of UESC.

TELECOMMUNICATIONS

The telecommunications segment of the business of the Gilbert companies consists of the design, manufacture and marketing of telecommunications equipment for use in specialized industries, telecommunications networks, and land mobile radio communication. The Telecommunications Act of 1996 ("Act") became law in February 1996. The Act is expected to result in further competition within the telecommunications industry. Among other things, the Act provides for cable television rate deregulation, a relaxation of restrictions in the ownership of television and radio stations, allows local Bell companies to provide long distance telephone service, and removes certain restrictions to allow cable, long-distance and other companies to provide local telecommunications services. The effect of these provisions on the registrant's business is not certain. The telecommunications segment of the registrant is comprised of GAI-Tronics Corporation (GAI-Tronics) and XEL Corporation (XEL).

GAI-Tronics is principally engaged in the development, assembly and marketing of communication systems for industrial operations. In serving such customers, GAI-Tronics provides custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres. GAI-Tronics also designs and manufactures land mobile radio communication devices.

On October 27, 1995, the registrant acquired all of the common stock of XEL Corporation (XEL). Under the terms of the agreement, the registrant paid XEL shareholders $30,000,000 in cash at closing plus approximately $825,000 to be paid in the first quarter of 1996, and additional incremental amounts, assuming XEL meets certain earnings and revenue targets during the 1996 to 1998 period.

XEL designs, manufactures and markets over 300 voice and data transmission system products for the telecommunications industry. XEL's products provide access to telecommunications services and automated monitoring and maintenance of telecommunication network performance, and extend the distance over which network operators are able to offer telecommunications services.

The value of orders within the telecommunications segment may range from a minimal amount to over $1 million. The significant classes of products or services for this segment are (1) the design and assembly of communication systems for industrial operations, and (2) transmission system products.

The following table sets forth for the past three fiscal years the sales from each of the significant classes of products.

                                         1995           1994             1993

Communication systems             $46,169,000    $46,045,000      $41,987,000
Transmission system products (a)    5,679,000              -                -

(a) - Sales derived from XEL Corporation which was acquired October 27, 1995. Separate financial statements for XEL as well as pro-forma consolidated financial information were filed in the registrant's 8-K dated December 15, 1995.

The approximate percentage of sales derived from the principal markets served by the telecommunications segment during 1995 and the approximate percentage of its backlog as of December 29, 1995 represented by contracts with clients in such markets, were as follows:

                                  Percentage of     Percentage of Backlog
 Market for Products              1995 Revenues     as of December 29, 1995

 U.S. Private Industry                      78 %                        69 %

 Foreign Governments and
   Businesses                               22                          31

Revenue, operating profit and identifiable assets for the last three years within the telecommunications segment are disclosed in Note 14 to the consolidated financial statements in Part II, Item 8 of this report.

The companies within the telecommunications segment are continually modifying their products and attempting to further expand their product lines. The companies manufacture relatively few of the basic components employed in their equipment; instead, they primarily design and assemble their products and systems by use of standard or special components manufactured by others. Several sources of supply exist for such components so that the companies are not dependent upon any single supplier.

The companies within the telecommunications segment maintain a substantial inventory of components to satisfy their backlog of orders. The communications systems part of the business requires keeping a significant amount of inventory on hand due to the fact that many of the orders are highly customized for specialized uses.

The companies own various patents and trademarks. However, such patents and trademarks are of less significance to the companies' operations than are experience and reputation.

The telecommunications segment's business is not dependent upon a single customer or a very few customers, however, had the acquisition of XEL Corporation taken place at the beginning of 1995, a major customer would have accounted for approximately $27,000,000 in revenue.

A substantial part of the registrant's telecommunications business is obtained from customers to whom it has made previous sales. In 1995 and 1994, telecommunications sales made to customers who had made purchases at least four years earlier accounted for approximately 95% and 94%, respectively, of total net sales. There is no assurance that sales to such customers will account for a similar percentage of total revenues in the future. Many of the segment's sales are made as a result of proposals submitted in response to competitive bidding invitations.

As of December 29, 1995 and December 30, 1994, the subsidiaries comprising the telecommunications segment had backlogs of contracts from which they had anticipated estimated future revenue of approximately $9,505,000 and $5,954,000, respectively. It is estimated that substantially all of the goods reflected in the backlog at December 29, 1995 will be shipped in 1996. Also, the vast majority of revenues earned in 1996 will be from orders received during the year.

The companies comprising the telecommunications segment compete with a number of other organizations that develop specialized communication systems, design and produce transmission system products, and produce land mobile radio communication devices. Some of these competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. The dominant industry competitors of GAI-Tronics are believed to be Industronics, Fetre, Motorola, Federal Signal and ATI. XEL, in particular, competes in an industry subject to rapid technological changes. Direct competitors of XEL in one or more of its markets include Adtran, Alcatel, Conklin, Northern Telecom, Pulsecom, Teltrend, TXPORT, and Westell. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

The companies within this segment spent approximately $2,217,000, $1,727,000 and $1,734,000 during 1995, 1994 and 1993, respectively, on company-sponsored product development and improvement. The 1995 amount includes only two months' research and development costs for XEL. Several professional employees within these companies routinely engage in company-sponsored product development and improvement on a full-time basis.

On December 29, 1995, the telecommunications segment had a total of 657 employees, of which 289 employees were professional and technical personnel. In comparison, this segment had a total of 394 employees on December 30, 1994, of which 169 were professional and technical personnel. The increase in the number of employees is primarily due to the acquisition of XEL.

REAL ESTATE

Due to the sale of G/C in 1995 and the related Parsons' lease which commenced April 1, 1995, the registrant's real estate operations became significant enough to warrant segmentation. The revenue, operating profit, and identifiable assets for the real estate segment are disclosed in Note 14 to the consolidated financial statements in
Part II, Item 8 of this report.

The real estate segment consists of the operations of Green Hills Management Company (GHMC), an operating division of the registrant.
GHMC leases office space in five commercial buildings to tenants and provides facility management and construction services in the suburban Reading, Pennsylvania market. Of over 550,000 square feet of space available for lease to outside parties, GHMC has leased 402,000 square feet to outside parties, or 73% as of December 29, 1995, and has a signed lease beginning February 1996 for an additional 67,000 square feet bringing the total occupancy of outside parties to 85%. The registrant and certain of its subsidiaries lease approximately 50,000 square feet of space within the buildings. Including this space, 94% of the entire leasable space is occupied.

The real estate segment derives its main source of revenues from lease income; however, a portion of income is derived from facility management and construction services provided to tenants and other parties. Total revenue for 1995 was $6,319,000, including rent from related tenants, which is eliminated in consolidation. Two tenants accounted for 73% of the total outside party rent for 1995. These tenants have leases which extend through 2004 and 2005.

These buildings reside on approximately 50 acres of a total 530 acres owned by the registrant. The registrant is reviewing all alternatives regarding the real estate operations and assets in order to monetize the real estate value. GHMC had 31 employees at December 29, 1995 and 88 employees at December 30, 1994.

MISCELLANEOUS

The registrant expects no material effect on the capital expenditures, earnings and competitive position of the registrant and its subsidiaries from its or their compliance with federal, state or local laws or regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.

A portion of the revenue of the Gilbert companies is derived from customers or projects located outside the United States. All foreign revenues were from work authorizations with customers unaffiliated with the Gilbert companies. The countries providing the largest portion of foreign revenues in 1995 were Canada and South Korea.

The businesses of the registrant's subsidiaries are not seasonal to any material extent.

ITEM 2. PROPERTIES.

The physical properties owned and leased within the technical services and telecommunications segments consist primarily of office, manufacturing, and laboratory space and furniture and equipment.

RCI leases a total of 192,000 square feet of office space, primarily in the Washington, D.C. area, used for engineering and technical support activities under leases expiring between 1996 and 1998. Of this total, 78,600 square feet is leased under two separate agreements with limited partnerships in which certain officers of RCI hold limited partnership interests representing approximately 22% of the total equity of the partnerships, which existed prior to the registrant's acquisition of RCI. These leases expire in 1996 and 1997.

SRA leases from unrelated parties a total of 75,000 square feet of both office and laboratory space primarily in the Washington, D.C. area used for various engineering and biomedical research activities under leases expiring between 1996 and 2005.

UESC leases approximating 60,000 square feet of office and laboratory space primarily in the Louisville, Tennessee and Atlanta, Georgia areas used for engineering activities under leases expiring between 1996 and 1999.

GAI-Tronics' plants are located near Reading, Pennsylvania, and in Memphis, Tennessee. The plant near Reading, Pennsylvania, which is used to design and assemble communication systems, is owned by GAI-Tronics and consists of approximately 74,000 square feet and is located on a 17 acre tract of land owned by GAI-Tronics. The plant located in Memphis, Tennessee, which is used to design and assemble land mobile radio communication devices is leased by GAI-Tronics and consists of approximately 50,000 square feet with the lease expiring in 2000.

XEL owns its office and manufacturing facility located in Aurora, Colorado. The entire facility is approximately 112,000 square feet. XEL also has an option on approximately 5 acres of land adjacent to the facility. All of XEL's manufacturing of telecommunication transmission products is performed there, as are XEL's executive and administrative functions.

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

ITEM 3. LEGAL PROCEEDINGS.

The registrant announced a $12,000,000 trial court verdict against the registrant and a former subsidiary. This is more fully discussed in
Note 12 to the consolidated financial statements included in Part II
Item 8 of this report.

The registrant and its subsidiaries are involved in various other disputes which have resulted in pending litigation arising in the ordinary course of business as to which, in the opinion of the management of the registrant, no material adverse effect on the registrant's financial statements is expected to result.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 1995.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.

The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the registrant are as follows:

Name               Position and Previous Experience                          Age

Timothy S. Cobb    Mr. Cobb has been Chairman of the Board of                54
                   Directors since July 1995.  He was Chief
                   Executive Officer since March 1994 and President and Chief Operating Officer since October 1993.
                   Mr. Cobb served as President of Gilbert/
                   Commonwealth, Inc. (former subsidiary of registrant) from January 1991 to September
                   1993.  He served as President of GAI-Tronics
                   Corporation (subsidiary of registrant) from
                   October 1988 to December 1990. Upon joining the Gilbert companies, Mr. Cobb had 22 years experience in the telecommunications industry, culminating with being President of the major systems subsidiary of Ameritech in Chicago, Illinois.

Paul H. Snyder     Mr. Snyder has been Vice President and                    48
                   Chief Financial Officer since August 1995.
                   From August 1994 to July 1995, Mr. Snyder was
                   Vice President and Chief Financial Officer of
                   The Dreyfus Corporation, a subsidiary of Mellon
                   Bank Corporation. From 1988 through 1994, he was Senior Vice President and Chief Financial Officer of Mellon PSFS, Mellon Bank Corporation's affiliate in Philadelphia, Pennsylvania.

Thomas F. Hafer   Mr. Hafer has been Vice President since September          47
                  1995. He has served as General Counsel and Corporate Secretary since February 1994. Mr. Hafer was named President of Green Hills Management Co., a division of the registrant in September 1993.
                  He was named Vice President of Green Hills Management
                  Co. in February 1991.

None of the above officers has a family relationship with another such officer. None of the officers was selected as a result of any arrangement or understanding with any other person other than directors of the registrant acting solely in their capacities as such.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SECURITY HOLDER MATTERS.

The registrant's Class A Common Stock is traded in the over-the-counter market. Price quotations are available through the NASDAQ National Market system under the symbol GILBA. The following tabulation sets forth the high and low price quotations by quarter as reported by the NASDAQ Stock Market and cash dividends declared on each share of Class A and Class B Common Stock. Prices quoted represent high and low closing sale prices on the NASDAQ National Market System.


       1995            1994                                 Dividends
  High     Low     High      Low                         1995       1994

$13.75   $11.50   $18.75   $16.50    First Quarter       $.20       $.20
 13.25    12.00    17.75    14.75    Second Quarter       .20        .20
 14.38    11.75    15.50    14.00    Third Quarter        .20        .20
 15.50    12.25    15.00    12.00    Fourth Quarter       .20        .20

At December 29, 1995, the approximate number of shareholders of Class A and Class B common stock was 3,300 and 400, respectively.


ITEM 6. SELECTED FINANCIAL DATA.

Gilbert Associates, Inc. and Subsidiaries

Five Year Summary / Selected Financial Data


Summary of Operations:        1995          1994           1993          1992          1991
Total Revenue           $ 193,495,000  $ 282,495,000  $ 291,606,000  $ 301,209,000 $ 277,428,000

Costs and Expenses        188,487,000    293,655,000    280,444,000    286,243,000   272,082,000

Net Income(Loss)           16,950,000(1) (11,620,000)(2)  6,452,000(3)   9,057,000     3,252,000(4)

Per Share of Class A and Class B
   Common Stock:

   Net Income(Loss)              2.57          (1.66)          0.87           1.19          0.42

   Dividends to Stockholders     0.80           0.80           0.76           0.72          0.72

Average Shares Outstanding  6,592,174      7,002,834      7,417,272      7,605,567     7,748,736



Summary of Financial Position:

Total Assets            $ 145,344,000  $ 147,085,000  $ 170,247,000  $ 165,424,000 $ 169,155,000

Long-Term Debt              2,226,000        871,000      1,066,000      1,097,000     4,330,000

Stockholders' Equity      102,481,000     99,514,000    118,114,000    124,042,000   125,268,000

Stockholders' Equity Per Share  16.30          14.30          16.82          16.65         16.25

Number of Employees             2,154          3,427          3,848          3,645         3,398



(1)  Increased by a gain of $18,742,000 from the sale of Gilbert/Commonwealth, Inc., and decreased by $3,630,000 relative to the closure of United Energy Services Corporation.
Also, decreased by $2,500,000 resulting from the write-off of purchased research and development associated with the XEL transaction (Note 2).

(2)  Decreased by $15,800,000 for expenses associated with the nuclear service business, including a goodwill write-off, severance and idled leased facilities costs, and the increase of reserves to cover contractual issues on contracts completed in prior years and increased by
$75,000 for closure of foreign subsidiaries and settlement of certain contractual issues (Note 9).

(3)  Decreased by $1,320,000 to increase reserves for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988 (Note 9) and
$200,000 for changes in accounting principles (Notes 3 and 6).

(4)  Decreased by $4,920,000 for expenses associated with the realizability of certain assets, anticipated losses on certain contracts and restructuring charges.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

1995 vs. 1994

Results of operations for the year ended 1995 include a $18,742,000 gain, or $2.74 per share, relative to the sale of Gilbert/Commonwealth, Inc. (G/C) and a loss on the pending disposition of United Energy Services Corporation (UESC) of $3,630,000 or $.57 per share. In accordance with the sales agreement, G/C's results of operations are excluded from consolidated results from April 1, 1995 forward. Also included in the results is a fourth quarter non-cash charge to income of $2,500,000 or $.40 per share, associated with the write-off of purchased in-process research and development. Note 2 to the consolidated financial statements discusses these adjustments in more detail. In 1994, results of operations included a charge to income of $15,800,000 or $2.26 per share associated with the Company's nuclear service business, and were increased by $75,000 or $.01 per share relative to closing foreign subsidiaries and settlement of certain contractual issues (Note 9).

Excluding all adjustments, net income for 1995 was $4,338,000 or $.66 per share compared to $4,105,000 and $.59 per share for 1994. The increase primarily related to improved results within the telecommunications segment, higher interest income derived from the proceeds on the sale of G/C and improved UESC operations, offset in part by the absence of G/C's earnings in the last three quarters of 1995. Revenue declined 32% due primarily to the aforementioned exclusion of G/C. On a percentage basis, earnings per share increased greater than net income due to fewer shares outstanding.

1994 vs. 1993

Excluding all adjustments, net income decreased $3,867,000 or 49%, and earnings per share decreased $.49 or 45%, in 1994 as compared to 1993. These decreases related primarily to lower operating results within the technical services segment. Revenue declined 3% due to declines within the technical services segment, offset in part by higher revenue within the telecommunications segment. The percentage changes in net income compared to the percentage changes in earnings per share differed due to fewer shares outstanding.

Technical Services Segment

The technical services segment, formerly the professional services segment, reported a 42% decrease in revenue in 1995 as compared to 1994. The large decrease was due primarily to the sale of G/C. The gross profit percentage declined to 17% in 1995 from 22% in 1994, due primarily to the absence of G/C and lower margins realized on services provided to the U.S. Government.

Revenue in the technical services segment decreased 6% in 1994 as compared to 1993. The decrease was due primarily to large declines in volume of services provided to the nuclear power market, offset somewhat by revenue derived from SRA Technologies, Inc. (SRA), which was acquired on December 10, 1993. Nuclear power related revenue declined approximately $36,000,000 in 1994 compared to 1993 which was somewhat offset by $19,000,000 of additional revenue from SRA. The decline in nuclear power related revenue resulted primarily from lower revenues from UESC. The gross profit percentage was 22%, a decrease from 24% in 1993 due primarily to competitive pressures within the technical services segment, particularly in the nuclear power market.

Telecommunications Segment

The telecommunications (formerly the communications equipment) segment's sales increased 13% in 1995 as compared to 1994. The increase relates primarily to the acquisition of XEL Corporation, which was acquired on October 27, 1995. Sales are expected to increase substantially in 1996 due to having a full year of XEL's operations. The gross profit percentage increased to 37% in 1995 from 36% in 1994. This increase is primarily due to the benefits realized from consolidating manufacturing facilities.

Telecommunications sales increased 10% in 1994 as compared to 1993, which related primarily to the acquisition of Instrument Associates, Inc. (IAI) on December 28, 1993. The gross profit percentage decreased from 40% in 1993 to 36% in 1994 due primarily to IAI and to a lesser extent, costs associated with consolidating manufacturing operations. IAI is structured to operate on lower margins than other operations within this segment. IAI's lower selling, general and administrative expenses more than offset the impact of lower gross profit.

The gross profit percentages have changed from prior reports due to a reclassification of costs within the telecommunications segment.

Real Estate Segment

As a result of the G/C sale, the Company's real estate operation became significant enough to warrant separate segment disclosure beginning in 1995. As part of the G/C sale agreement, The Parsons Corporation has signed a ten year lease with the Company for 200,000 square feet of office space effective April 1, 1995. The Company owns approximately 550,000 square feet of leaseable office space of which approximately 94% is leased. Approximately 9% is leased to related subsidiaries.
Included in the 94% occupancy rate is a 67,000 square foot office lease for which rental income begins February 1, 1996.

Rental income derived from unrelated tenants amounted to $4,920,000 in 1995 compared to $2,284,000 in 1994. The increase is largely due to the Parsons lease mentioned above.

Operating profits in fiscal 1996 are expected to increase substantially compared to 1995 due to the 67,000 square feet of additional leased space mentioned above and the fact that a full twelve months of rental income will be realized from the Parsons lease.

Other Income

Included in other income is $1,439,000 of interest income which compares to $144,000 earned in 1994. The increase was due to the proceeds received from the G/C sale. Despite higher interest income, other income declined $1,688,000 in 1995 to $2,795,000 as compared to 1994. The decline was due primarily to including rental income as other income in 1994. In 1995, rental income is presented separately within the real estate segment.

Selling, General and Administration

Excluding the adjustments mentioned above, selling, general and administrative expenses decreased 42% from 1994 to 1995 primarily due to the absence of G/C for the last three quarters of 1995. Selling, general and administrative expenses decreased 2% in 1994 from 1993 excluding a 1993 charge to increase reserves for a claim filed by former employees (Note 9). The decrease related primarily to lower expenses within the technical services segment, offset in part by expenses relative to the SRA and IAI acquisitions.

Income before Provision for Taxes

Excluding the adjustments mentioned above, income before provision for taxes on income and cumulative effect of changes in accounting principles and net gain on dispositions of subsidiaries increased 5% from 1994 to 1995. The increase related primarily to higher results within the telecommunications segment and increased interest income offset in part by the absence of G/C earnings in the last three quarters of 1995.

Income before provision for taxes on income and cumulative effect of changes in accounting principles decreased 46% from 1993 to 1994, excluding the aforementioned adjustments. The decrease related primarily to lower operating results within the technical services segment, particularly the nuclear power market.

As mentioned above, real estate operating profits and telecommunications sales are expected to increase in 1996. It should be noted, however, that the Company continues to evaluate potential acquisitions and divestitures. To the extent acquisitions and divestitures occur, future results of operations will be affected.

Provision for Taxes

The provision for taxes on income, prior to all adjustments, decreased from an effective rate of 43% in 1994 to 42% in 1995. Prior to all adjustments, the effective tax rate increased to 43% in 1994 from 40% in 1993 due primarily to a higher effective state tax rate, which in part was due to limitations in loss carrybacks and carryforwards in certain jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $8,074,000, or 19% in 1995. The decline reflects the acquisition of XEL and the repurchase of the Company's stock. Cash and cash equivalents increased $1,247,000 due primarily to proceeds received on the sale of G/C. Amounts generated from operations, combined with the available cash and cash equivalents and short-term lines of credit should provide adequate working capital to satisfy the contingent payments to former IAI principals and XEL shareholders.

Lines of credit with two banks aggregating $28,000,000 are available for short-term cash needs. The short-term lines of credit consist of the following: Meridian Bank, $25,000,000, which expires April 30, 1996; and The Chase Manhattan Bank, N.A., $3,000,000, which expires June 30, 1996. At year end, the entire Chase line was available and $6,191,000 was available under the Meridian line. Outstanding borrowings under these lines bear interest at a function of the prime rate. The Chase line is used primarily to secure stand-by letters of credit posted by the Company. The current Meridian line is used to fund short-term working capital requirements as well as secure stand-by letters of credit. The Company expects to establish a credit facility during 1996 which would be used to fund further acquisitions as well as other working capital requirements. The Company estimates that its ongoing capital expenditures in 1996 will be approximately $5,900,000. This amount excludes an estimated $3,000,000 expenditure for a new office facility for the Company's subsidiary, GAI-Tronics. No restrictions on cash transfers between the Company and its subsidiaries exist.

The Company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" beginning in 1996. The Company has elected the disclosure-only alternative of the statement, and thereby will continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for accounting purposes.

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

The Company's financial statements have been audited by Coopers &
Lybrand L.L.P., independent accountants, as stated in their report below. They have been elected to perform this function by the stockholders of the Company. Management has made available to Coopers & Lybrand L.L.P. all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

       T. S. Cobb
       Chairman, President
       and Chief Executive Officer

       P. H. Snyder
       Vice President and Chief
       Financial Officer

Report of Independent Accountants

To the Stockholders and Board of Directors, Gilbert Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Gilbert Associates, Inc. and Subsidiaries as of December 29, 1995 and December 30, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilbert Associates, Inc. and Subsidiaries as of December 29, 1995 and December 30, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 3 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes and post-retirement benefits other than pensions in 1993.

                                 COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 31, 1996

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
 For the years 1995, 1994 and 1993
                                          1995           1994           1993

 Total revenue                        $193,495,000   $282,495,000   $291,606,000
                                       -----------    -----------    -----------
 Costs and expenses:
  Cost of revenue                      147,132,000    208,640,000    210,554,000
  Selling, general and administration   41,355,000     85,015,000     69,890,000
                                       -----------    -----------    -----------
 Total costs and expenses              188,487,000    293,655,000    280,444,000
                                       -----------    -----------    -----------
 Income(Loss) before provision for
  taxes on income(loss), cumulative
  effect of changes in accounting
  principles and net gain on dispositions
  of subsidiaries                        5,008,000    (11,160,000)    11,162,000

 Net gain on dispositions of
  subsidiaries                          21,042,000         -              -
                                       -----------    -----------     ----------
 Income(Loss) before provision for
  taxes on income(loss) and cumulative
  effect of changes in accounting
  principles                            26,050,000    (11,160,000)    11,162,000

 Provision for taxes on income(loss)     9,100,000        460,000      4,510,000
                                       -----------    -----------     ----------
 Income(Loss) before cumulative
  effect of changes in accounting
  principles                            16,950,000    (11,620,000)     6,652,000

 Cumulative effect of changes in
  accounting principles                     -              -            (200,000)
                                        ----------    -----------      ---------
          Net income(loss)            $ 16,950,000   $(11,620,000)  $  6,452,000
                                        ==========    ===========      =========

 Net income(loss) per average number of
  Class A and Class B shares
   outstanding:
    Income(Loss) before cumulative effect
     of changes in accounting principles     $2.57         $(1.66)        $0.90
    Cumulative effect of changes in
     accounting principles                     -              -           (0.03)
                                        ----------      ---------      --------
          Net income(loss)                   $2.57         $(1.66)        $0.87
                                        ==========      =========      ========



 The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years 1995, 1994 and 1993
                                             1995         1994           1993
Cash flows from operating activities:

Net income(loss)                      $ 16,950,000  $ (11,620,000)  $ 6,452,000
Adjustments to reconcile net
 income(loss) to net cash provided by
 (used for) operating activities:
  Gain on sale of
    Gilbert/Commonwealth, Inc.         (26,542,000)        -              -
  Loss on disposition of United
    Energy Services Corporation          5,500,000         -              -
  Depreciation and amortization          4,976,000     6,922,000      6,416,000
  Goodwill write-off                         -        12,200,000          -
  Purchased research and development
   write-off                             2,500,000         -              -
  Provision for doubtful accounts, net      54,000      (164,000)       810,000
  Provision for estimated liability for
   contract losses, net                     49,000     3,700,000        223,000
  Provision for self-insured retention     136,000       825,000      1,018,000
  Benefit from deferred income taxes       (68,000)     (725,000)    (1,000,000)
  Cumulative effect of changes in
    accounting principles                    -             -            200,000
  Changes in current assets and current
   liabilities, net of effects from
   acquisitions and dispositions:
    Accounts receivable and unbilled
     revenue                             1,069,000     9,148,000      9,542,000
    Inventories                           (112,000)     (359,000)       482,000
    Other current assets                  (244,000)     (287,000)      (183,000)
    Accounts payable and salaries
     and wages                          (3,045,000)   (3,039,000)    (1,401,000)
    Other accrued liabilities           (1,859,000)     (862,000)       290,000
    Income taxes, currently payable      2,334,000        68,000       (505,000)
    Estimated liability for contract
     losses                             (2,750,000)   (1,241,000)      (572,000)
    Contractual billings in excess of
     recognized revenue                   (461,000)      280,000         61,000
  Other, net                               245,000      (492,000)       581,000
                                        ----------    ----------      ---------
    Net cash provided by (used for)
     operating activities               (1,268,000)   14,354,000     22,414,000
                                        ----------    ----------     ----------
Cash flows from investing activities:
 Payments for acquisitions, net of cash
   acquired                            (23,164,000)   (1,500,000)   (14,161,000)
 Proceeds from sale of
  Gilbert/Commonwealth, Inc.            45,932,000         -              -
 Net decrease in short-term investment       -             -          6,149,000
 Payments for property, plant and
  equipment                             (4,406,000)   (5,513,000)    (4,441,000)
 Proceeds from sale of property, plant
  and equipment                            665,000       202,000      1,263,000
                                        ----------     ---------     ----------
    Net cash provided by (used for)
     investing activities               19,027,000    (6,811,000)   (11,190,000)
                                        ----------     ---------     ----------

Cash flows from financing activities:
 Payments of long-term debt               (162,000)     (364,000)      (545,000)
 Net (repayments) borrowings under
  note payable                          (2,000,000)   (3,000,000)     5,000,000
 Issuance of treasury stock in connection
   with stock option, award and purchase
   plans                                   825,000       916,000        543,000
 Payments to acquire treasury stock     (9,511,000)   (2,206,000)    (7,262,000)
 Cash dividends paid                    (5,297,000)   (5,607,000)    (5,650,000)
 Other, net                               (367,000)     (571,000)       454,000
                                        ----------     ---------      ---------
    Net cash used for financing
     activities                        (16,512,000)  (10,832,000)    (7,460,000)
                                        ----------    ----------      ---------


 Net increase(decrease) in cash and
  cash equivalents                       1,247,000    (3,289,000)     3,764,000
 Cash and cash equivalents at beginning
  of year                                7,427,000    10,716,000      6,952,000
                                         ---------    ----------      ---------
 Cash and cash equivalents at
  end of year                          $ 8,674,000   $ 7,427,000   $ 10,716,000
                                         =========     =========     ==========
 Supplemental cash flow disclosures:
   Income taxes paid, net of
    refunds received                   $ 6,834,000   $ 1,117,000    $ 6,015,000
                                         =========     =========      =========


 The accompanying notes are an integral part of the consolidated financial statements.

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
 December 29, 1995 and December 30, 1994


                                          December 29,              December 30,
                                             1995                      1994
 ASSETS

 Current assets:

 Cash and cash equivalents                 $ 8,674,000               $ 7,427,000
 Accounts receivable, net of allowance
   for doubtful accounts of $2,005,000
   in 1995 and $2,677,000 in 1994           24,717,000                33,452,000
 Unbilled revenue                           10,086,000                19,570,000
 Inventories                                11,548,000                 6,761,000
 Deferred income taxes                       5,860,000                 4,420,000
 Other current assets                        4,901,000                 5,918,000
                                            ----------                ----------
          Total current assets              65,786,000                77,548,000
                                            ----------                ----------

 Property, plant and equipment, at cost:
 Land                                        4,362,000                 3,693,000
 Buildings                                  43,838,000                43,002,000
 Furniture and equipment                    29,626,000                46,907,000
                                            ----------                ----------
                                            77,826,000                93,602,000
 Less accumulated depreciation and
   amortization                             33,855,000                51,534,000
                                            ----------                ----------
                                            43,971,000                42,068,000
                                            ----------                ----------

 Deferred income taxes                         605,000                 1,610,000
 Other assets                                1,320,000                 1,566,000
 Intangible assets                          33,662,000                24,293,000
                                           -----------               -----------
          Total Assets                    $145,344,000              $147,085,000
                                           ===========               ===========




 The accompanying notes are an integral part of the consolidated financial statements.

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
 December 29, 1995 and December 30, 1994


                                          December 29,              December 30,
                                             1995                      1994
 LIABILITIES

 Current liabilities:

 Note payable                           $       -                  $  2,000,000
 Accounts payable                           5,143,000                 3,784,000
 Salaries and wages                         4,158,000                 8,239,000
 Income taxes, currently payable            1,670,000                 1,496,000
 Estimated liability for contract losses    3,171,000                 5,272,000
 Other accrued liabilities                 16,196,000                11,400,000
 Contractual billings in excess of
   recognized revenue                         639,000                 2,474,000
                                           ----------                ----------
          Total current liabilities        30,977,000                34,665,000
                                           ----------                ----------

 Long-term debt                             2,226,000                   871,000
 Other long-term liabilities                7,068,000                 6,704,000
 Self-insured retention                     2,592,000                 5,331,000
 Commitments and contingencies                  -                         -

 STOCKHOLDERS' EQUITY

 Capital stock:
    Class A common stock, nonvoting,
      par value $1 per share
      Issued:  1995, 8,532,528 shares;
      1994, 7,698,484 shares                8,532,000                 7,698,000
    Class B common stock, voting,
      par value $1 per share
      Issued and outstanding:
      1995, 452,772 shares;
      1994, 1,286,816 shares                  453,000                 1,287,000
 Capital in excess of par value            38,492,000                38,707,000
 Retained earnings                         95,507,000                83,854,000
 Class A common stock held in
  treasury, at cost:
    1995, 2,696,476 shares;
    1994, 2,024,396 shares                (40,503,000)              (32,032,000)
                                          -----------                ----------
                                          102,481,000                99,514,000
                                          -----------                ----------

  Total Liabilities and Stockholders'
    Equity                               $145,344,000              $147,085,000
                                          ===========               ===========



 The accompanying notes are an integral part of the consolidated financial statements.

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity
 For the years 1995, 1994 and 1993

                                                  Common Stock
                                 -----------------------------------------------
                                        Class A                   Class B
                                 --------------------     ----------------------
                                  Shares       Amount       Shares       Amount

 Balances at January 1, 1993    7,699,632  $ 7,699,000   1,285,668  $ 1,286,000
 Conversion from Class A to
   Class B, net                   (74,066)     (74,000)     74,066       74,000
                                ---------    ---------   ---------   ----------
 Balances at December 31, 1993  7,625,566    7,625,000   1,359,734    1,360,000
 Conversion from Class B to
   Class A, net                    72,918       73,000     (72,918)     (73,000)
                                ---------    ---------   ---------    ---------
 Balances at December 30, 1994  7,698,484    7,698,000   1,286,816    1,287,000
 Conversion from Class B to
   Class A, net                   834,044      834,000    (834,044)    (834,000)
                                ---------    ---------   ---------    ---------
 Balances at December 29, 1995  8,532,528  $ 8,532,000     452,772  $   453,000
                                =========    =========     =======      ========




 The accompanying notes are an integral part of the consolidated financial statements.

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity
 For the years 1995, 1994 and 1993
                                                                     Foreign           Class A
                                          Capital in                 Currency       Treasury Stock
                                          Excess of     Retained    Translation    ----------------
                                          Par Value     Earnings    Adjustments    Shares      Amount
 Balances at January 1, 1993            $ 38,899,000  $100,279,000  $  94,000    1,533,618  $(24,215,000)
 Net income                                              6,452,000
 Cash dividends paid, $.76 per
   share                                                (5,650,000)
 Translation adjustments                                              (11,000)
 Purchase of treasury stock                                                        459,947    (7,262,000)
 Issuance of treasury stock in
   connection with stock option,
   award and purchase plans                   33,000                               (32,091)      510,000
                                          ----------  -----------      ------    ---------    ----------
 Balances at December 31, 1993            38,932,000  101,081,000      83,000    1,961,474   (30,967,000)
 Net loss                                             (11,620,000)
 Cash dividends paid, $.80 per
   share                                               (5,607,000)
 Translation adjustments                                              (83,000)
 Purchase of treasury stock                   (8,000)                              134,624    (2,198,000)
 Issuance of treasury stock in
   connection with stock option,
   award and purchase plans                 (217,000)                              (71,702)    1,133,000
                                          ----------   ----------      ------    ---------    ----------
 Balances at December 30, 1994            38,707,000   83,854,000           -    2,024,396   (32,032,000)
 Net income                                            16,950,000
 Cash dividends paid, $.80 per
   share                                               (5,297,000)
 Purchase of treasury stock                                                        738,734    (9,511,000)
 Issuance of treasury stock in
   connection with stock option,
   award and purchase plans                (215,000)                               (66,654)    1,040,000
                                         ----------    ----------      ------    ---------    ----------
 Balances at December 29, 1995         $ 38,492,000  $ 95,507,000   $       -    2,696,476  $(40,503,000)
                                         ==========    ==========      ======    =========    ==========




 The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR: The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The 1995, 1994 and 1993 fiscal years comprised 52 weeks each and ended on December 29, 1995, December 30, 1994 and December 31, 1993, respectively.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated. Investments in joint ventures where the Company does not have a controlling interest are accounted for under the equity method.

RECOGNITION OF REVENUE: The Company recognizes revenue on contracts entered into for technical services as the work is performed. Costs and expenses are charged to operations as incurred. Losses, estimated to be sustained upon completion of contracts, are charged to income in the year such estimates are determinable.

INSURANCE PROGRAMS: The Company's overall insurance coverages, excluding professional liability, contain provisions for large deductibles and funding on a claims paid basis. Necessary accruals, which relate primarily to workers' compensation, aggregate $2,698,000 and $3,494,000 at December 29, 1995 and December 30, 1994, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

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

Costs of maintenance and repairs are charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

INTANGIBLE ASSETS: Goodwill is being amortized by charges to operations on a straight-line basis over periods of 30 to 40 years, and such amortization amounted to $713,000 in 1995, $842,000 in 1994, and $778,000 in 1993.
Accumulated amortization amounted to $3,977,000 at December 29, 1995 and $3,264,000 at December 30, 1994. Goodwill, after accumulated amortization, amounted to $33,087,000 and $23,418,000 at December 29, 1995 and December 30, 1994, respectively.

The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company's primary financial indicator for assessing recoverability of goodwill is whether a subsidiary is generating a sufficient amount of income and cash flow on an undiscounted basis.

Other intangible assets include covenants not to compete. Purchased in-process research and development is expensed and is more fully discussed in Note 2. Other intangible assets are amortized on a straight-line basis over five years.

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

RESEARCH AND DEVELOPMENT: Expenditures relating to the development of new products and processes, including significant improvements, refinements and engineering support to existing products, are expensed as incurred, and are included in selling, general and administrative expenses. The amounts charged against income were $6,322,000 in 1995, which includes $2,500,000 of purchased in-process research and development, $2,324,000 in 1994, and $2,871,000 in 1993.

STATEMENTS OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

ESTIMATES: The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Also, estimates are made for reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS: The consolidated statements of operations and balance sheets have been reclassified to conform with current year presentation.


2. ACQUISITIONS/DISPOSITIONS:

In the last quarter of 1995, the Company decided to sell or close its United Energy Services Corporation (UESC) subsidiary. Total reserves recorded in connection with the disposition of assets and liabilities are $3,630,000, net of an income tax benefit of $1,870,000, or $.57 per share. The majority of these reserves are recorded in other accrued liabilities.

On October 27, 1995, the Company acquired all of the outstanding capital stock of XEL Corporation (XEL) for $30,000,000 in cash plus approximately $825,000 to be paid during the first quarter of 1996 and additional contingent payments.
The contingent payments will be made if certain revenue and earnings objectives are achieved during the 1996 to 1998 periods. To the extent contingent payments are made, goodwill will increase accordingly. In connection with the XEL acquisition, the Company acquired research and development with a fair market value of $2,500,000. Generally Accepted Accounting Principles require in-process research and development costs to be expensed. Accordingly, the Company expensed $2,500,000, or $.40 per share, in the fourth quarter of 1995 with no associated tax benefit.

The following unaudited consolidated pro forma results of operations for the years 1995 and 1994 include XEL as if it had been acquired at the beginning of each of the respective periods:

                                         1995           1994
                                         ----           ----
 Revenue                             $228,108,000   $334,958,000
 Net Income(loss)                    $ 17,230,000   $ (7,555,000)
 Net income per average
  number of Class A and
  Class B shares                            $2.61         $(1.08)

The pro forma results of operations include adjustments for elimination of interest income on cash used in the acquisition and amortization of intangible assets. The 1994 pro forma results exclude the effect of the $2,500,000, or $.40 per share, write-off of in-process research and development, which is reflected in the 1995 pro forma amounts.

On June 16, 1995, the Company's Class B shareholders approved the sale of the Gilbert/Commonwealth, Inc. (G/C) subsidiary to the Parsons Corporation (Parsons) and on June 20, 1995, the Company completed the sale for a price of $45,932,000. The purchase price was adjusted downward by $1,227,000 from the amount previously disclosed in the Company's Proxy Statement dated May 26, 1995 primarily due to unanticipated severance costs incurred by G/C subsequent to May 26, 1995. The sale of G/C resulted in a $18,742,000 gain, net of income taxes of $7,800,000, or $2.74 per share. The tax benefit on a $8,758,000 capital loss carryforward, for which a valuation allowance was previously recorded, was recognized to reflect utilization of the carryforward associated with this transaction.

As part of the agreement, Parsons has signed a ten year lease with the Company for 200,000 square feet of office space. The consolidated statements of operations exclude the results of G/C subsequent to March 31, 1995, the effective date of sale pursuant to the agreement with Parsons.

On December 10, 1993, the Company acquired all of the outstanding capital stock of SRA Technologies, Inc. (SRA) for $6,500,000 in cash. The Company also paid $1,500,000 in cash for other intangible assets, which resulted in a total purchase price of $8,000,000. On December 28, 1993, the Company acquired the net assets of Instrument Associates, Inc. (IAI) for $5,704,000 in cash plus an additional amount not to exceed $1,000,000, to be paid if the business acquired from IAI earns, prior to income taxes, $1,655,000 in a consecutive four quarter period. The contingency payment period remains in effect indefinitely and when made, will increase goodwill.

During the first quarter of 1994, the Company paid the former stockholders of GENSYS Corporation $1,500,000 in cash as part of the April 1, 1991 purchase agreement, which resulted in an increase in goodwill.

All acquisitions were accounted for as purchases, and goodwill was determined based upon the fair values of assets acquired and liabilities assumed. At the dates of acquisition, such liabilities aggregated $6,807,000 and $6,336,000 in 1995 and 1993, respectively. Goodwill for XEL, SRA and IAI was $10,382,000, $3,563,000, and $5,639,000, respectively. The Company's consolidated statements of operations include the results of operations of the acquired businesses since the dates of acquisition.

3. INCOME TAXES:

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). As a result of this change, net income increased $700,000 or $.09 per share due to the recording of deferred income tax assets not previously recognized. This adjustment was recorded as a cumulative effect of a change in accounting principles.

Income tax provisions consist of the following:

                           1995            1994           1993
                           ----            ----           ----
Current:
  Federal             $ 6,635,000     $   790,000     $ 5,035,000
  State and foreign     2,533,000         395,000         475,000
                       ----------      ----------      ----------
                        9,168,000       1,185,000       5,510,000
                       ----------      ----------      ----------
Deferred:
  Federal                (440,000)       (620,000)       (900,000)
  State                   372,000        (105,000)       (100,000)
                       ----------      ----------      ----------
                          (68,000)       (725,000)     (1,000,000)
                       ----------      ----------      ----------
                      $ 9,100,000     $   460,000     $ 4,510,000
                       ==========      ==========      ==========

The components of the net deferred income tax asset are as follows:

                                        December 29, 1995     December 30, 1994
                                        -----------------     -----------------
 Net current deferred income tax asset    $ 5,860,000             $ 4,420,000
 Net non-current deferred income tax asset    605,000               1,610,000
                                           ----------               ---------
 Net deferred income tax asset            $ 6,465,000             $ 6,030,000
                                           ==========               =========

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                         December 29, 1995    December 30, 1994
                                         -----------------    -----------------
Deferred income tax assets:
 Retirement liabilities                     $ 3,074,000            $ 2,634,000
 Reserves for contract disallowances
   and bad debts                              2,347,000              3,295,000
 Closure of United Energy Services Corp.      1,670,000                  -
 Legal claims reserves                        1,323,000                934,000
 Self-insured retention                       1,089,000              2,239,000
 Workers' compensation reserves                 958,000                898,000
 Other                                        3,160,000              2,966,000
                                             ----------             ----------
                                             13,621,000             12,966,000
                                             ----------             ----------

Deferred income tax liabilities:
 Depreciation                                3,114,000               2,936,000
 Contract retention                          1,703,000               2,214,000
 Goodwill                                      489,000                 310,000
 Other                                       1,850,000               1,476,000
                                            ----------              ----------
                                             7,156,000               6,936,000
                                            ----------              ----------
 Net deferred income tax asset             $ 6,465,000             $ 6,030,000
                                            ==========              ==========

A reconciliation of the statutory income tax rate to the effective tax rate follows:

                                                   1995      1994      1993
                                                   ----      ----      ----

Federal statutory tax rate                         35.0%    (34.0)%    35.0%
Utilization of capital loss                       (11.8)       -         -
Purchased research and development
   write-off                                        3.4        -         -
Closure of foreign subsidiaries                      -       (4.1)       -
State and foreign taxes                             7.0       2.1       2.2
Amortization and write-off of goodwill               .6      39.0       2.1
Other, net                                           .7       1.1       1.1
                                                   ----      ----      ----
 Effective tax rate                                34.9%      4.1%     40.4%
                                                   ====       ====     ====

The 1991 sale of stock of Gilbert/Commonwealth Inc. of Michigan resulted in a capital loss for federal income tax purposes of $10,225,000. During 1995, the remaining $8,758,000 of the original $10,225,000 of capital loss for which a valuation allowance was previously recorded, was recognized to offset taxes on the gain on the sale of Gilbert/Commonwealth, Inc.

4. LONG-TERM DEBT:

Long-term debt consists of the following obligations:

                                             December 29,       December 30,
                                                 1995               1994
                                             -----------        -----------
Mortgage obligation, $21,000 due monthly
   to 2001 including interest at 8.5%        $1,188,000         $     -
Note payable, $6,000 due monthly to
   1996, including interest at 8%                37,000            111,000
Notes payable, interest and principal due
   at maturity, with maturity dates from
   1996-1999 and interest rates from 6% to 9%   390,000               -
Capital lease obligation, with principal
   payments not exceeding $9,000
   due monthly to 2007, plus interest
   at variable rates not exceeding
   prime + 1/2%                                 834,000            871,000
Capital lease obligations, with monthly
   payments not exceeding $9,000
   with maturity dates from 1997 to 1999 and
   interest rates from 8.0% to 14.5%            178,000                -
                                              ---------          ---------
                                              2,627,000            982,000
Less current maturities                        (401,000)          (111,000)
                                              ---------          ---------
                                            $ 2,226,000        $   871,000
                                              =========          =========

The aggregate maturities of long-term debt, including the capital lease obligations, in each of the five years subsequent to 1995 are as follows:

                        1996               $ 401,000
                        1997                 361,000
                        1998                 251,000
                        1999                 517,000
                        2000                 290,000

The Company leases a building under a noncancelable capital lease which expires in 2007. The agreement includes an option to purchase the building for a nominal amount upon expiration of the lease.

In connection with the aforementioned capital leases and mortgage obligation, the Company has pledged as collateral the following:

                                   December 29,
                                       1995
                                   -----------
Land and building                   $2,986,000
Equipment                              269,000
Less accumulated depreciation         (366,000)
                                     ---------
                                    $2,889,000
                                     =========

At December 29, 1995, minimum future lease payments under the capital leases and the present value of minimum lease payments are as follows:

   1996                                   $  218,000
   1997                                      202,000
   1998                                      124,000
   1999                                      117,000
   2000                                      117,000
   2001 and thereafter                       746,000
                                           ---------
    Total minimum lease payments           1,524,000
    Less amount representing interest       (512,000)
                                           ---------
 Present value of minimum lease payments  $1,012,000
                                           =========

The Company and its subsidiaries have arrangements with several banks whereby unused lines of credit aggregating $9,191,000 were available at December 29, 1995 for short-term financing, with interest charges based upon the banks' prime lending rates.


5. INVENTORIES:

Inventories consist of the following:

                                      December 29,           December 30,
                                          1995                   1994
                                       ----------             ----------
Raw materials                         $ 6,789,000            $ 3,278,000
Work in process and
  finished goods                        4,759,000              3,483,000
                                       ----------              ---------
                                      $11,548,000            $ 6,761,000
                                       ==========              =========


6. POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the Company and its subsidiaries are participants in various defined contribution retirement plans. Employer contributions under these plans are generally at the discretion of the Company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in 1995, 1994 and 1993 totaled $2,734,000, $4,231,000, and $4,369,000, respectively.

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). As a result, a $900,000 charge (net of $600,000 income tax benefit) or $.12 per share was recorded by the Company as a cumulative effect of a change in accounting principles. This statement requires an accrual of the cost of providing postretirement benefits during the active service period of employees. The Company currently provides life insurance benefits for existing retirees. The Company is self-insured for these benefits, which consist primarily of $5,000 policies. The accumulated benefit obligation related to the life insurance policies approximated $1,800,000 as of December 29, 1995, and is primarily unfunded. As of April 1, 1995, the Company no longer offers this benefit to current employees. The discount factor used in computing the accumulated benefit obligation is 6%. The adoption of SFAS 106 did not have a material impact on current operations.

7. CAPITAL STOCK:

Except for voting privileges, shares of Class A and Class B common stock are identical. Class B stockholders must be either directors of the Company, or active employees of the Company or its subsidiaries. They may not sell or transfer such stock without having first extended an offer of sale to the Company. There were 12,000,000 authorized shares of Class A and Class B common stock as of December 29, 1995 and December 30, 1994. The large transfer of shares from Class B to Class A during 1995 was due primarily to the repurchase of G/C employees' shares by the Company.


8. STOCK OPTION, AWARD AND PURCHASE PLANS:

Under the 1989 Gilbert Stock Option Plan, the Company may grant to officers and other key management employees, incentive or non-qualified stock options to purchase an aggregate of 250,000 shares of Class B common stock at a price not less than seventy-five percent of the fair market value at the date of grant. Fair market value of the Class B shares is deemed to be the closing price, as quoted on the NASDAQ National Market System, of the Class A common stock on the day prior to the grant. The term within which each option may be exercised is at the discretion of the Company. In no case shall this term exceed ten years. Options to purchase 139,000 Class B shares were granted at fair market value during 1995 and are exercisable between April 28, 1997 and August 7, 2005. At December 29, 1995, 14,700 shares remain available for future grants.

A summary of stock option activity related to this plan and other plans under which the Company is no longer granting options is as follows:

                                                               Number of
                            Number of     Option Price          Shares
                             Shares        Per Share          Exercisable
                            ---------     ------------        -----------

Outstanding at
   Jan. 1, 1993              326,520      $11.84-$26.50          240,321
Granted                       57,000             $21.00
Exercised                    (18,375)     $11.84-$17.20
Expired                      (32,424)     $17.20-$26.50
                             -------
Outstanding at
   Dec. 31, 1993             332,721      $11.84-$26.50          237,172
Granted                       63,550             $17.50
Exercised                    (62,500)     $11.84-$17.20
Expired                      (54,824)     $17.50-$26.50
                             -------
Outstanding at
   Dec. 30, 1994             278,947      $12.00-$26.50          178,098
Granted                      139,000      $12.00-$13.25
Exercised                    (34,325)     $12.00-$12.80
Expired                     (102,698)     $12.80-$26.50
                             -------
Outstanding at
   Dec. 29, 1995             280,924      $12.00-$26.50           95,475
                             =======

The Company has an Equity Award Plan whereby the Company may grant to officers and other key management employees, awards to purchase an aggregate of 234,375 shares of common stock at a price equal to fair market value on the date of purchase. Unless accepted, the awards expire fifteen days from the date of grant. To date, awards to purchase 195,331 shares of the Company's common stock have been granted and accepted at prices ranging from $11.04 to $22.20 per share. As a result of subsequent sales by participants, 25,375 of these shares remain outstanding at December 29, 1995. For a period of ten years subsequent to the date of purchase, the Company is required, if requested by the participant, to repurchase shares under the plan for an amount equal to 90% of the original purchase price.

Under the Stock Bonus Purchase Plan, employees may use up to 50% of their annual incentive compensation to purchase shares of common stock at fair market value. Employees purchasing shares will receive a stock bonus as determined by the Board of Directors each year. The Company may grant an aggregate of 200,000 shares under this plan. During 1995, no shares were issued under this plan. To date, 41,104 shares have been issued, and 158,896 shares remain available for future grants as of December 29, 1995.


9. SPECIAL CHARGES:

In the third quarter of 1994, the Company recorded a charge to income of $15,800,000 (net of $2,000,000 income tax benefit) or $2.26 per share, associated with its nuclear service business. The charge was comprised of a $12,200,000 or $1.74 per share goodwill write-off and $1,025,000 or $.15 per share for severance and idled leased facility costs to reflect the current market conditions. The charge also included $2,575,000 or $.37 per share to increase reserves to cover contractual issues on contracts completed in prior years. The majority of this charge related to a specific audit issue for a contract completed in 1991. The audit issue was not known by the Company until the third quarter of 1994. The total charge was included in selling, general and administrative expenses. The entire charge, including the goodwill write-off, will not have a material impact on future results of operations.

The $12,200,000 goodwill write-off represented the entire goodwill amount associated with United Energy Services Corporation (UESC) and its subsidiaries. UESC provided consulting services principally to the nuclear power industry.

The goodwill write-off stems primarily from the deterioration in the commercial nuclear power market. Market forces, including deregulation of the electric utility industry, the emergence of independent power producers and technological advances making fossil plants more efficient, have particularly affected the commercial nuclear industry, resulting in a dramatic decline in the demand and pricing of services. These changing market conditions have resulted in increased competition on those services typically provided by UESC. UESC incurred substantial losses late in 1993 and continued to operate at a loss through 1994. For these reasons, and the continued uncertainty surrounding UESC's nuclear business returning to a level of profitability sufficient to recover the carrying values of goodwill, it became apparent to management that UESC's goodwill was permanently impaired and no longer had any value.

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


10. OPERATING LEASES:

The Company leases, as lessee, facilities, data processing equipment, office equipment and automobiles under leases expiring during the next ten years. Total rental expense under operating lease agreements amounted to $5,200,000 in 1995, $7,000,000 in 1994, and $5,900,000 in 1993. Minimum future rentals under noncancelable operating leases with initial or remaining terms in excess of one year at December 29, 1995 are as follows:

          1996                        $ 4,903,000
          1997                          3,284,000
          1998                          2,565,000
          1999                          2,185,000
          2000                          1,709,000
          2001 and thereafter           4,765,000
                                       ----------
   Total minimum rentals              $19,411,000
                                       ==========

The Company leases, as lessor, office space to unrelated parties under leases expiring between 1996 and 2005. Minimum future rentals under noncancelable operating leases at December 29, 1995 are as follows:

          1996                       $ 7,285,000
          1997                         7,302,000
          1998                         7,483,000
          1999                         7,602,000
          2000                         7,702,000
          2001 and thereafter         31,652,000
                                      ----------
   Total minimum rentals             $69,026,000
                                      ==========

11. FINANCIAL INSTRUMENTS:

Letters of credit and performance bonds are issued by the Company during the ordinary course of business through major domestic banks and insurance companies. The Company has outstanding letters of credit and performance bonds, not reflected in the consolidated financial statements, in the amount of $20,206,000 at December 29, 1995 and $5,814,000 at December 30, 1994.

Financial instruments which potentially subject the Company to the concentration of credit risk, as defined by SFAS No. 105, consist principally of accounts receivable. Concentration of credit risk with respect to receivables is limited, as the majority of the balance represents billings for work performed for the U.S. Government.


12. CONTINGENCIES:

On October 20, 1995, the Company announced a $12,000,000 trial court verdict against the Company and Gilbert/Commonwealth, Inc. of Michigan relative to a dispute concerning construction management work performed by the former subsidiary of Gilbert/Commonwealth, Inc. (G/C) in 1987 for Alaska-based Homer Electric Association. As previously reported, in June 1995 the Company sold its G/C subsidiary to The Parsons Corporation. Pursuant to the Stock Purchase Agreement, Parsons agreed to indemnify, defend and hold harmless, the Company against any litigation, claim or judgment brought or continued against the Company arising out of the actions or operations of its former G/C subsidiary. The final judgment, including costs and attorney's fees, totaled $13,200,000, and the Company has posted a bond in the amount of $15,300,000 relative to the judgment plus statutory interest for up to eighteen months.

Both the Company and Gilbert/Commonwealth, Inc. of Michigan will appeal the Court's judgment on independent grounds.

Although there can be no assurance as to the ultimate outcome of these proceedings, the Company believes that the jury finding regarding its liability in the case is contrary to established law and that it has substantial justification for appeal. The Company further believes that its insurance policies should ultimately provide coverage for liability arising from this lawsuit. Given these factors and The Parsons Corporation's indemnification, no provision for losses has been recorded as of December 29, 1995.

Various other lawsuits, claims and contingent liabilities arise in the ordinary course of the Company's business. While the ultimate disposition of these contingencies is not determinable at this time, management believes that any liability resulting therefrom will not materially affect the consolidated financial statements of the Company.

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a tabulation of the unaudited quarterly financial data for each of the four quarters of the years 1995 and 1994:
                                                                       QUARTER ENDED
                                            ------------------------------------------------------------------
                                            March 31, 1995    June 30, 1995    Sept. 29, 1995    Dec. 29, 1995
                                            ------------------------------------------------------------------

Revenue                                      $64,584,000       $43,140,000       $40,888,000      $44,883,000
Gross profit                                  16,143,000         8,728,000         8,528,000       10,168,000
Income (Loss) before net gain on dispositions
  of subsidiaries and provision for
  taxes on income (loss)                       2,019,000         1,841,000         1,712,000         (564,000)
Net income(loss)                               1,134,000        19,813,000           999,000       (4,996,000)
Net income(loss) per share
  of common stock                                   $.16             $2.90              $.16            $(.79)


                                                                       QUARTER ENDED
                                            ------------------------------------------------------------------
                                            April 1, 1994      July 1, 1994    Sept. 30, 1994    Dec. 30, 1994
                                            ------------------------------------------------------------------

Revenue                                      $74,852,000       $74,058,000       $67,919,000      $65,666,000
Gross profit                                  20,085,000        19,293,000        17,383,000       17,094,000
Income(Loss) before provision for taxes
  on income(loss)                              1,977,000         1,330,000       (15,940,000)       1,473,000

Net income(loss)                               1,167,000         1,130,000       (14,750,000)         833,000

Net income(loss) per share
  of common stock                                   $.17              $.16            $(2.11)            $.12



NOTES:

The results of operations for the quarter ended December 29, 1995 include charges to income of $3,630,000, net of income tax benefit of $1,870,000, or $.57 per share, for closing the Company's United
Energy Services Corporation subsidiary and $2,500,000 or $.40 per share relative to the write-off of purchased in-process research and development associated with the XEL transaction.

The results of operations for the quarter ended June 30, 1995 include a gain of $18,742,000 (net of $7,800,000 income tax expense), or $2.74 per share, relative to the sale of Gilbert/Commonwealth, Inc.

The results of operations for the quarter ended September 30, 1994 include a charge to income of $15,800,000 (net of $2,000,000 income tax benefit), or $2.26 per share, associated with the nuclear service business.

Results of operations for the quarter ended July 1, 1994 were increased by $75,000 or $.01 per share due to the closure of foreign subsidiaries and the settlement of certain contractual issues.

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1995 does not equal the total computed for the year due to the timing of stock repurchases throughout the year, and the large gain relative to the G/C sale which was recorded in the second quarter.

14.  SEGMENT INFORMATION:

The Company segregates its business into three segments- Technical
Services, Telecommunications and Real Estate. The Technical Services segment provides electronic, engineering, and human resource services, as well as life and environmental science services primarily to U.S.
government agencies. The Telecommunications segment develops and manufactures industrial communication products and external transmission products for a variety of customers. As a result of the Gilbert/Commonwealth sale, the real estate operations are significant enough to warrant separate segment disclosure in 1995. Information about the Company's operations by segment for the years 1995, 1994 and 1993 is as follows:

                                         Technical        Tele-           Real
                                         Services     communications     Estate     Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------
Year ended December 29, 1995:

 Revenue                              $133,535,000     $ 51,848,000   $  6,319,000 $ (1,002,000)  $190,700,000
                                       ===========       ==========     ==========    =========    ===========

 Operating profit                     $  6,150,000     $  6,244,000   $    538,000                $ 12,932,000
                                       ===========       ==========     ==========
 Interest expense                                                                                     (210,000)
 General corporate expenses                                                                         (6,647,000)
 Other expenses                                                                                     (1,362,000)
 Purchased in-process research and development                                                      (2,500,000)
 Other income                                                                                        2,795,000
                                                                                                  ------------
 Income before income taxes
     and net gain on dispositions
     of subsidiaries                                                                              $  5,008,000
                                                                                                   ===========
 Identifiable assets                  $ 39,684,000     $ 59,525,000   $ 29,720,000                $128,929,000
                                       ===========       ==========     ==========
 Corporate assets                                                                                   16,415,000
                                                                                                 -------------
 Total assets, December 29, 1995                                                                  $145,344,000
                                                                                                  ============
 Depreciation and amortization        $  1,988,000     $  1,510,000   $  1,420,000
                                       ===========       ==========     ==========
 Capital expenditures                 $  1,805,000     $  2,018,000   $    411,000
                                       ===========       ==========     ==========

14. SEGMENT INFORMATION (continued)

                                            Technical                     Tele-
                                            Services                  communications               Consolidated
---------------------------------------------------------------------------------------------------------------
Year ended December 30, 1994:

  Revenue                                $229,887,000                 $ 46,045,000                $275,932,000
                                          ===========                  ===========                 ===========

  Operating profit(loss)                 $(13,686,000)                $  4,872,000                $ (8,814,000)
                                          ===========                  ===========
  Interest expense                                                                                    (186,000)
  General corporate expenses                                                                        (6,024,000)
  Other expenses                                                                                      (619,000)
  Other income                                                                                       4,483,000
                                                                                                   -----------
  Income(Loss) before income taxes
    and cumulative effect of
    changes in accounting
    principles                                                                                    $(11,160,000)
                                                                                                   ===========
  Identifiable assets                    $ 83,028,000                 $ 32,534,000                $115,562,000
                                          ===========                  ===========
  Corporate assets                                                                                  31,523,000
                                                                                                   -----------
  Total assets, December 30, 1994                                                                 $147,085,000
                                                                                                   ===========
  Depreciation and amortization          $  5,081,000                 $  1,222,000
                                          ===========                  ===========
  Capital expenditures                   $  4,244,000                 $    876,000
                                          ===========                  ===========



14. SEGMENT INFORMATION (continued)

                                          Technical                         Tele-
                                          Services                    communications              Consolidated
--------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:

  Revenue                                $243,403,000                 $ 41,987,000                $285,390,000
                                          ===========                  ===========                 ===========

  Operating profit                       $  9,389,000                 $  3,914,000                $ 13,303,000
                                          ===========                  ===========
  Interest expense                                                                                    (205,000)
  General corporate expenses                                                                        (6,148,000)
  Other expenses                                                                                      (598,000)
  Other income                                                                                       4,810,000
                                                                                                    -----------
  Income before income taxes and
    cumulative effect of changes
    in accounting principles                                                                      $ 11,162,000
                                                                                                   ===========
  Identifiable assets                    $101,472,000                 $ 34,062,000                $135,534,000
                                          ===========                  ===========
  Corporate assets                                                                                  34,713,000
                                                                                                   -----------
  Total assets, December 31, 1993                                                                 $170,247,000
                                                                                                   ===========
  Depreciation and amortization          $  4,651,000                 $  1,167,000
                                          ===========                  ===========
  Capital expenditures                   $  2,916,000                 $    694,000
                                          ===========                  ===========






14. SEGMENT INFORMATION (continued)
Revenue for the technical services and telecommunications segments consists of sales to unaffiliated customers; intersegment sales are not significant. The real estate segment includes revenue derived from certain affiliated tenants which is eliminated in consolidation.
Operating profit(loss) is total revenue less operating expenses, and excludes interest expense, general corporate expenses and other income.
Other expenses for 1995 include costs associated with non-recurring operations related to the sale of Gilbert/Commonwealth Inc. Revenue associated with this operation is reflected in other income, and the amount approximates the expenses identified as other expenses. Other expenses for 1994 and 1993 represent depreciation on the office facility. In 1995, this depreciation is included in the real estate segment above. Prior year segment information has been restated to be consistent with current year presentation. Although the Company receives technical services revenue from many customers, in 1995 the Company had one major customer that accounted for revenue of $82,000,000. In 1994 and 1993 the Company had two major customers that accounted for revenues of $107,000,000, and $98,000,000, respectively.
Of these amounts, approximately $82,000,000, $77,000,000, and $58,000,000 was received from several United States governmental agencies in 1995, 1994 and 1993, respectively.

Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets are those assets not used in the operations of a specific segment and consist primarily of cash and cash equivalents, short-term investments, and in prior years, an office facility. Capital expenditures for the office facility were $393,000, and $831,000, in 1994 and 1993, respectively, and are excluded from the capital expenditures above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.     None.


PART III

 Other than portions of Item 10, which are included in Item A hereof, this part (i.e. Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions) is incorporated by reference to an amendment of this Form 10-K, to be filed.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The financial statements filed herewith under Part II,
Item 8, include the consolidated balance sheets at December 29, 1995 and December 30, 1994, and the consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for the years 1995, 1994 and 1993 of Gilbert Associates, Inc. and its subsidiaries.

 (b) Reports on Form 8-K.

     During the last quarter of 1995, the registrant filed the following reports on Form 8-K:

      (1) Form 8-K dated October 10, 1995 regarding the announcement of agreement to acquire the stock of XEL Corporation.

      (2) Form 8-K dated October 25, 1995 regarding the announcement that the registrant will appeal a recent Alaska trial court judgment against the registrant.

      (3) Form 8-K dated December 15, 1995 which filed XEL
          Corporation financial statements as well as pro forma consolidated financial statements.

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

The following Exhibits 10.1 through 10.5 are compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c):

  10.1 Gilbert Associates, Inc. Equity Award Plan.
Incorporated by reference to Exhibit 4 to Registration
Statement on Form S-8 filed by registrant under the Securities
Act of 1933 (No. 33-15289).

  10.2 1989 Gilbert Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-
8 filed by registrant under the Securities Act of 1933 (No.
33-32288).

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

  27 Financial Data Schedules for the year ended
December 29, 1995.

  99.1 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of the Stock Purchase Program for Employees of Gilbert Associates, Inc. and its subsidiaries for the year ended December 31, 1995. (To be filed by amendment.)

  99.2 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of the Retirement Savings Plan for Employees of Gilbert Associates, Inc. and its subsidiaries for the year ended December 31, 1995. (To be filed by amendment.)

  99.3 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of United Energy
Services Corporation 401(k) Profit Sharing Plan for the year ended December 31, 1995. (To be filed by amendment.)

  99.4 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of Resource
Consultants, Inc. 401(k) Profit Sharing Plan for the year ended December 31, 1995. (To be filed by amendment.)

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


        COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 31, 1996

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years 1995, 1994 and 1993

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

1995:

 Allowance for doubtful accounts           $2,677,000       $  479,000      $  251,000 (A)  $ (900,000)(C)   $2,005,000
                                            =========        =========       =========       =========        =========
 Estimated liability for
   contract losses                         $5,272,000       $  649,000      $2,750,000 (B)  $      -         $3,171,000
                                            =========        =========       =========       =========        =========
 Inventory reserves                        $  430,000       $   33,000      $   23,000      $  496,000 (F)   $  936,000
                                            =========        =========       =========       =========        =========

1994:

 Allowance for doubtful accounts           $3,427,000       $ (164,000)     $  586,000 (A)  $      -         $2,677,000
                                            =========        =========       =========       =========        =========
 Estimated liability for
   contract losses                         $2,813,000       $3,700,000      $1,241,000 (B)  $      -         $5,272,000
                                            =========        =========       =========       =========        =========
 Inventory reserves                        $  790,000       $   60,000      $  420,000      $      -         $  430,000
                                            =========        =========       =========       =========        =========

1993:

 Allowance for doubtful accounts           $2,796,000       $  810,000      $  329,000 (A)  $  150,000 (E)   $3,427,000
                                            =========        =========       =========       =========        =========

 Estimated liability for
   contract losses                         $2,862,000       $  223,000      $  572,000 (B)  $  300,000 (D)   $2,813,000
                                            =========        =========       =========       =========        =========
 Inventory reserves                        $  730,000       $  292,000      $  645,000      $  413,000 (E)   $  790,000
                                            =========        =========       =========       =========        =========


 (A)  Uncollectible accounts written off.
 (B)  Contract losses realized.
 (C)  Sale of Gilbert/Commonwealth, Inc.
 (D)  Acquisition of SRA Technologies, Inc.
 (E)  Acquisition of Instrument Associates, Inc.
 (F)  Acquisition of XEL Corporation.

Gilbert Associates, Inc. and Subsidiaries
Schedule III

Real Estate and Accumulated Depreciation
 December 29, 1995

                                                          Cost capitalized
                                   Initial cost to          subsequent to             Gross amount at which
                                      Company                acquisition              carried at close of period
                               ---------------------  ----------------------       ------------------------------
                                       Buildings and                Carrying               Buildings and             Accumulated
  Description  Encumbrances    Land    improvements   Improvements   costs         Land    improvements     Total    depreciation
  -----------  ------------    ----    -------------  ------------  --------       ----    -------------    -----    ------------
Office Building    N/A      $2,461,000 $22,284,000    $     -       $     -     $2,461,000  $22,284,000  $24,745,000  $9,409,000
Office Building    N/A         756,000  11,702,000     1,167,000     1,030,000     756,000   12,732,000   13,488,000   1,748,000

                                              Life on which
                                              depreciation in
                                              latest income stmts
Date of construction   Date Acquired          is computed

Prior to 1982           N/A (1)                  40 years
1992                    N/A (1)                  30 years



(1) Buildings were constructed by the registrant.
(2) These buildings were originally constructed prior to 1982 for use by the registrant. The costs shown are as of December 29, 1995.


The following shows the changes in the total amounts at which real estate was carried during the period:

Balances at December 30, 1994                                   $ 42,347,000
   Additions during the period:
     Purchases                                     -
     Improvements                               53,000
                                               -------
        Total Additions                                               53,000
   Deductions during the period:
     Cost of real estate sold                                     (4,167,000)
                                                                  ----------
Balances at December 29, 1995                                   $ 38,233,000
                                                                  ==========


The following shows changes in accumulated depreciation during the period:

Balances at December 30, 1994           $ 12,926,000
   Depreciation during the period          1,184,000
   Deductions for real estate sold        (2,953,000)
                                          ----------
Balance at December 29, 1995            $ 11,157,000
                                          ==========

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of March, 1996.

     GILBERT ASSOCIATES, INC.

     By  /s/T. S. Cobb
            T. S. Cobb
            Chairman, President and Chief
            Executive Officer

 Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature              Title                      Date



                        Chairman, President
                        and Chief
                        Executive Officer
                        (Principal Executive
 /s/T. S. Cobb          Officer) and Director      March 8, 1996
 T. S. Cobb


                        Vice President and Chief
                        Financial Officer
                        (Principal Financial
                        and Accounting Officer)
 /s/P. H. Snyder        and Director               March 8, 1996
 P. H. Snyder

 /s/A. F. Smith.        Director                   March 8, 1996
 A. F. Smith


 /s/J. W. Boyer, Jr.    Director                   March 8, 1996
 J. W. Boyer, Jr.


 /s/D. E. Lyons         Director                   March 8, 1996
 D. E. Lyons


 /s/J. W. Stratton      Director                   March 8, 1996
 J. W. Stratton

 /s/J. A. Sutton        Director                   March 8, 1996
 J. A. Sutton


 /s/D. K. Wilson, Jr.   Director                   March 8, 1996
 D. K. Wilson, Jr.

<EX-21>

EXHIBIT 21

SUBSIDIARIES

The following list includes all significant subsidiaries of the registrant and their state or jurisdiction of incorporation. The registrant owns 100% of the outstanding voting stock of all of the subsidiaries listed. The consolidated financial statements include the registrant and all subsidiaries. Except as noted below, none of the subsidiaries does business under a trade name different from its corporate name.


                                           State or Jurisdiction in
Name of Subsidiary                          which Incorporated


GAI-Tronics Corporation *                        Delaware
XEL Corporation *                                Colorado
Resource Consultants, Inc.                       Virginia
SRA Technologies, Inc.                           District of Columbia
United Energy Services Corporation               New York

* GAI-Tronics Corporation, in addition to doing business under its corporate name, does business under the Instrument Associates, Inc. (IAI) trade name.

XEL Corporation, in addition to doing business under its corporate name, does business under the XEL Communications, Inc. trade name.

<EX-23>
EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of Gilbert Associates, Inc. on Form S-8 (File Nos. 33-55139, 2-91939, 2-91940, 33-11693, 33-15289, 33-32288, 33-37792, 33-37793, 33-37795, 33-43112,
33-43113, 33-44939 and 33-71242) of our reports dated January 31, 1996
(which includes an explanatory paragraph regarding the Company's change in method of accounting for income taxes and post-retirement benefits other than pensions in 1993) on our audits of the consolidated financial statements and financial statement schedules of Gilbert Associates, Inc.
and Subsidiaries as of December 29, 1995 and December 30, 1994 and for each of the three years in the period ended December 29, 1995, which reports are included in this Annual Report on Form 10-K.


 COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 15, 1996