Form 10-K/A
period 1995-12-29
GILBERT ASSOCIATES INC/NEW
filed 1996-04-29
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
              - - - - - - - - - -
                  FORM 10-K/A


X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended	December 29, 1995

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from	to

Commission File No. 0-12588

GILBERT ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

	Delaware                              	23-2280922
(State or other jurisdiction	          (IRS Employer
of incorporation or organization)	      Identification No.)

P. O. Box 1498, Reading, Pennsylvania	     19603
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area (610) 856-5500

Securities registered pursuant to Section 12 (g) of the Act:

Class A Common Stock, par value $1.00 per share
 (Title of Class)
Class B Common Stock, par value $1.00 per share
 (Title of Class)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	x	No

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained,
to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K.	x

Item 10.  Directors and Executive Officers of the Registrant
- -------

	The names, ages and present positions of the directors and executive officers of the Company as well as other relevant information are set forth below:
                        			                                       	Year In Which
                                                                 		First Became
	Name                        Age	     Position With Company		      Director

John W. Boyer, Jr.  . . . . 	67      	-----                       	1984
Timothy S. Cobb . . . . . . 	54      	Chairman of the Board,       1993
                                      President & Chief
                                      Executive Officer
Thomas F. Hafer . . . . . .  47       Vice President, General      ----
                                      Counsel & Secretary
Donald E. Lyons  . . . . .  	66      	-----                        1989
Alexander F. Smith  . . . . 	67      	-----                        1970
Paul H. Snyder . . . . . . .	49	      Vice President & Chief       1995
	                                     Financial Officer
James W. Stratton   . . . . 	59      	-----                       	1984
James A. Sutton  . . . . . .	61	      -----                       	1986
Donald K. Wilson, Jr.  . . . 60	      -----	                       1990


	Mr. Boyer retired in May 1993 as Chairman of Philadelphia Suburban Corporation whose principal subsidiary, Philadelphia Suburban Water Company, is a regulated water utility. Mr. Boyer served in various senior executive positions with that company since 1981. He is a director of Philadelphia Suburban Corporation, Betz Laboratories, Inc. and Rittenhouse Trust Company. Since 1993, Mr. Boyer has been Distinguished Visiting Professor of Finance, Eastern College, St. Davids, Pennsylvania.

	Mr. Cobb has been Chief Executive Officer of the Company since March 1994 and President and Chief Operating Officer of the Company since October 1993. He served as President of Gilbert/Commonwealth, Inc., then a subsidiary of the Company, from January 1991 to September 1993 and as President of GAI-Tronics, a subsidiary of the Company, from June 1988 to December 1991.

 Mr. Hafer has been Vice President of the Company since September, 1995. He has served as General Counsel and Corporate Secretary of the Company since February, 1994. Mr. Hafer has served as President of Green Hills Management Company, a division of the Company, since September, 1993. He served as Vice President of Green Hills Management Company from February, 1991 through September, 1993.

	For five years prior to his retirement in 1987, Mr. Lyons served as Chief Executive Officer and President of the Power Systems Group of Combustion Engineering, Inc., a supplier of technology, equipment and services to the power and process industries. Mr. Lyons is also a director of Nuclear Support Services, Inc.

	For more than five years prior to his retirement as President in October, 1993 and as Chief Executive Officer of the Company in March of 1994, Mr. Smith served as President and Chief Executive Officer of the Company. Mr. Smith also serves as a director of Stratton Monthly Dividend Shares, Inc., Stratton Growth Fund, Inc. and Stratton Small Cap Yield Fund.

	Mr. Snyder has been Chief Financial Officer of the Company since August 1995. He served as Vice President and Chief Financial Officer of The
Dreyfus Corporation from August 1994 until joining the Company. For more than five years prior to joining Dreyfus, Mr. Snyder served as Senior Vice President and Chief Financial Officer of Mellon PSFS.

	Since 1972, Mr. Stratton has been Chairman and Chief Executive Officer of Findatex, a financial services firm, and President of the Stratton Management Company, investment advisors. Mr. Stratton is also a director of Stratton Growth Fund, Inc., Stratton Monthly Dividend Shares, Inc., Stratton Small Cap Yield Fund, UGI Corporation, Amerigas Propane Inc., Alco Standard Corp. and Teleflex Inc.

	Mr. Sutton is Chairman of the Board of Directors of UGI Corporation, a diversified Pennsylvania-based natural gas and electric utility with non-utility operations in industrial gases and propane. He has served in various executive positions with UGI since 1982. Mr. Sutton is also a director of Amerigas Propane Inc.

	Mr. Wilson retired in 1994 as Executive Vice President of The Hartford Steam Boiler Inspection and Insurance Company, which is engaged in insurance underwriting, investments and engineering. Mr. Wilson has served in various executive positions with that company since 1970. He is also a director of Mechanics Savings Bank in Hartford, Connecticut, and Spencer Turbine Company in Windsor, Connecticut. He is presently serving as a consultant with American Phoenix Corporation of Connecticut.


Item 11.  Executive Compensation and Other Information
- -------

Board Committee Report on Executive Compensation

	The Executive Development Committee of the Board assists the Board in structuring compensation arrangements and incentive plans for the officers and senior management of the Company. Decisions on compensation and the grant of incentives are generally made by the three-member Committee, each of whom is a non-employee director. All decisions by the Committee relating to the compensation and incentives for the Company's officers are submitted to the full Board for ratification or revision. Set forth below is the Committee's report on the 1995 compensation of the Executive
Officers of the Company.

Compensation Policies Toward Executive Officers

		In December 1989, the Committee undertook an in-depth review and revision of the Company's compensation policies for the officers and management of the Company and its subsidiaries. During that year, Sibson
& Company, Inc., compensation consultants, had studied and reported on the existing compensation practices involved.

	As a result, the Committee determined that, for 1990 and subsequent years, the compensation policy of the Company would be as follows:

* Salary will be the basic compensation mechanism.
*	The Annual Incentive Bonus Program will be used to provide specific growth oriented incentives and reward above normal performance.

*	Grants of stock options will align management's interest with shareholders' and encourage long-term investment and interest in overall Company performance.
*	Other programs will encourage ownership and retention of Company stock by management personnel and employees generally.

	The Committee applies these policies directly to the Executive Officers, presidents of the subsidiary companies and certain other management personnel. The Committee also reviews the compensation policies and practices of the subsidiaries for general alignment and appropriateness across and between subsidiary units. The Committee engaged Sibson & Company to upgrade this earlier study during 1994 and 1995, and the compensation consultants recommended continuation of the basic program as outlined above.

Relationship of Performance Under Compensation Plans

	Salaries

	Each year the Committee examines the salaries of the officers of the Company. These are compared with information available about salaries in the Company's industry, inflation and the performance of the individuals. Depending upon the officer involved, the Committee may utilize salary information relating to comparable companies or companies in other businesses in which subsidiaries of the Company are engaged. The companies used for these purposes include some, but not all, of the companies in the Peer Group shown in the tabular representation of the performance graph below. As necessary, a number of other companies not included in such index are also used. The various factors considered are not formally weighted and the Committee uses subjective judgment in making its decisions.

	If a salary increase is deemed justified, it is recommended to the Board. Mr. Cobb's percentage increase for 1995 was 7.1%. Mr. Hafer's increase of 13.9% for 1995 was higher than usual due to the increased salary associated with his promotion to Vice President in September of 1995. Mr. Itin retired from the Company in April of 1995 and Mr. Snyder joined the Company in August of 1995. The salary levels for Mr. Cobb and the executive officers were approximately at the industry median.

	Annual Bonus Program

	In addition to the Executive Officers, the officers and key management of the Company and its subsidiaries participate in an annual bonus program. Under the program, incentive bonus awards are made annually based on
performance measured against predetermined targets.   For 1995, the targets
for Executive Officers were based on achieving both current financial performance objectives, and strategic and operational objectives relating to longer term earnings, with greater weight being given to the current
financial performance objectives.   In 1995, the current financial
performance objectives were based upon earnings per share of the Company.

	In 1995, Mr. Cobb had a bonus opportunity equal to 100% of his salary. He was awarded a bonus of 25.5% of his salary. Mr. Hafer had a bonus opportunity equal to 50% of his salary in 1995. He was awarded a bonus of 27.1% of his salary. Mr. Snyder's bonus was 31.6% of his annual 1995 salary which was agreed upon as a condition of joining the Company.

	Stock Incentive Plan

	In 1995, stock options were granted to 9 employees, managers and officers of the Company and its subsidiaries. The Executive Officers and others each received options potentially exercisable for shares of the Company's common stock. The options granted to Mr. Cobb represented 43.2% of the total options granted. The grants to Mr. Cobb and the others are based primarily on each recipient's position and individual performance although factors are not formally weighted and the Committee uses subjective judgment in making award grants. Options become exercisable based upon criteria established by the Committee. The options granted for 1995 cannot be exercised for at least two years following the grant and are exercisable over fixed periods, none exceeding ten years from the date of award of the options. The exercise price for each option was based at the market price of the stock at the time the option was granted.

	It is the intent of the Company that stock purchased as a result of exercise of any such options will be held as a long-term personal asset. The Company believes that this will better align management's interest with shareholders in the future performance of the Company.


EXECUTIVE DEVELOPMENT COMMITTEE

John W. Boyer, Jr., Chairman	James W. Stratton	James A. Sutton


 Performance Graph

	The following graph shows the cumulative total stockholder return on the Company's common stock over the last five fiscal years as compared to the returns of the NASDAQ Market Index and those companies contained within the Standard Industry Code which must file an Annual Report with the Securities and Exchange Commission and are publicly traded. The graph assumes $100 was invested on December 30, 1990 in each company involved and all dividends are reinvested.

(Tabular representation of Performance Graph is set forth below.)

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	                                      	Cumulative Total Return

                                 	12/90 	12/91	12/92	12/93	12/94	12/95

Gilbert Associates, Inc.	           100	   89	   91	   73	   71	   66

PEER GROUP	                         100	  104   	89	   74	   53	   74

NASDAQ STOCK MARKET - US           	100	  161	  187	  215	  210  	296

Summary of Cash and Certain Other Compensation

	The following table shows, for fiscal 1993, 1994 and 1995, the cash compensation paid by the Company, as well as other compensation paid or accrued for those years, to the Executive Officers of the Company in all capacities in which they served:


Summary Compensation Table

                                                		Long-Term
                                                 Compensation
                                 		Annual    	    Securities
	Name and		                     Compensation		   Underlying        	All Other
	Principal Position   	 Year	($)Salary		($)Bonus	Options/SAR's(1)	($)Compensation
T. S. Cobb             	1995	 $374,998	  $95,700	  60,000	         28,904	(2)
	President & Chief	     1994	  358,762	   77,000	  10,000	         13,904
	Executive Officer	     1993	  284,538	   30,700	   2,500	         17,733

P. H. Snyder	           1995	   89,423	   60,000	  10,000	         10,357	(2)
	Vice President & Chief 1994     ---	       ---	     ---            	---
	Financial Officer      1993     ---   	    ---	     ---	            ---


J. R. Itin	             1995	  149,940    	 ---	     ---	         193,720	(2)(4)
	(former Vice President	1994	  272,541	   49,500	   2,500	         28,446
	and Chief Financial	   1993	  262,515   	44,000   	2,500         	35,176
	Officer) (3)

T. F. Hafer	            1995	  169,808   	50,200	  14,000	         23,904	(2)
	Vice President,        1994  	147,389	   27,000	   1,500         	12,173
	General Counsel &      1993  	129,166	    7,400	     750	          9,818
 Secretary

____________
(1)	See Note 1 to 1994 Stock Option Grants table below.

(2)	Includes: (a) for Mr. Cobb, Mr. Snyder, Mr Hafer, and Mr. Itin Company
contributions of $10,500, $4,421, $10,500 and $6,759, respectively, to their accounts under the Company's Retirement Savings Plan and $3,404, $1,736, $3,404 and $2,019, respectively, to their accounts in the Company's Stock Purchase Program; (b) for Mr. Itin, $8,300, as the above market portion of interest credits on salary deferred under a deferred compensation arrangement with the Company and (c) for Mr. Cobb, Mr. Snyder and Mr. Hafer, taxable expense reimbursements of $15,000, $4,200 and $10,000, respectively.

(3)	Mr. Itin retired as Vice President, Chief Financial Officer and a
Director of the Company in April 1995.

(4)	Includes $140,000 paid to Mr. Itin in connection with his retirement, and $36,642 paid by the Company pursuant to the Company's Benefit
Equalization Plan (See "Employment Contracts and Termination of Employement Arrangements" below).

Stock Options

	The following table contains information concerning the stock options granted to Executive Officers during 1995 under the Company's 1989 Stock Option Plan:

                                   1995 Options/SAR Grants in Last Fiscal Year
                                   -------------------------------------------

                                				Individual Grants
               ----------------------------------------------------------	   Potential Realizable
			                           Percent of			                                  Value at Assumed
  		           Number of	     Total			                                       Annual Rates of
		             Securities	    Options/SAR's			                               Stock Price
		             Underlying	    Granted to			                                  Appreciation for
		             Options/SAR's	 Employees in    Exercise Price    Expiration	  Option Term ($)
	Name		        Granted(1)			  1995			         Per Share ($)			  Date			        5%	       10%

T. S. Cobb	     30,000	         21.6	            13.25	           4/28/02	   161,783 	 377,228
               	30,000	         21.6	            12.50	           7/28/05	   235,875	  597,750

T. F. Hafer	     7,000	          5.0	            13.25	           4/28/02   	 37,749	   88,020
                	7,000	          5.0	            12.50	           7/28/05	    55,038	  139,475

P. H. Snyder	   10,000	          7.2	            12.00	            8/7/05	    75,480	  191,280

_____________
(1)	All options have been granted under the 1989 Gilbert Stock Option Plan.
The exercise price is the fair market value of the stock on the date of grant.


Aggregate Option Exercises and Year-End Values

	The following table shows stock options exercised by Executive Officers during 1995, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 29, 1995. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of Company common stock.

                            Aggregate Stock Option/SAR Exercises in 1995,
                           and Option/SAR Values as of  December 29, 1995

                                                                   			Value (in $) of Unexercised
		                                      No. of  Shares Covered by	    In-The-Money Stock
		                                      Unexercised Options	          Options/SAR's
			                                     at 12/29/95			                at 12/29/95(2)
                                        --------------------------	   ---------------------------
	                Shares
	                Acquired	    Value		                  Not                     		  Not
	Name	           on Exercise	 Realized	 Exercisable	 Exercisable(1)	  Exercisable  Exercisable(1)
T. S. Cobb	          ---         ---      	16,375      	70,000	           ---          ---
T. F. Hafer	         ---        	---        4,875	      15,500            ---          ---
P. H. Snyder	        ---         ---         ---       	10,000	           ---         5,000

____________
(1)	Future exercise is subject to continued employment by the Company for up to three years, subject to acceleration for retirement, death or total disability.

(2)	Amounts reflect the December 29, 1995 market price of the Company's common stock ($12.50) less the exercise price.

	There are no Compensation Committee interlocks.

Employment Contracts and Termination of Employment Arrangements

	The Company has no formal contracts of employment with its Executive Officers. In 1989, the Board of Directors adopted a Benefit Equalization Plan which provides Mr. Itin and others with supplemental retirement income. None of the current Executive Officers are entitled to receive benefits under the Plan. Payments under the Plan are made only to the extent that income from Social Security, the Company-paid portions of Company retirement plans, and retirement income plans of other employers do not equal 50% of an individual's average annual salary for the three highest paid years. Mr. Itin began receiving annual benefits of $73,284 upon his retirement in July, 1995. The Plan is unfunded and terminates for an individual upon termination of employment for any reason other than retirement, death or disability.

	The deferred compensation arrangement and the Benefit Equalization Plan described in the Summary Compensation Table (Notes 2 and 4 respectively) provide that, in the event of a change of control of the Company, as defined in such plan, the payments due to Mr. Itin will be accelerated.
The accelerated payments are essentially the present value of the stream of payments which would have been made had there been no such change of control.

Director Compensation

	Each Board member, other than officers of the Company or its subsidiaries, receives an annual retainer of $18,000; committee chairmen receive an additional $5,000. Each such director also receives $1,000 for each committee or Board meeting attended. Directors may, at their election, defer receipt of payment of directors' fees. Deferred directors' fees accrue interest at the prime rate of interest charged by a major New York money center bank.

Item 12.   Beneficial Ownership of Equity Securities by Certain Persons
- -------

	As of March 31, 1996, the number and percentage of equity securities of the Company beneficially owned by (i) each of the directors, (ii) each Executive Officer named in the Summary Compensation Table, and (iii) all executive officers and directors of the Company as a group are set forth in the following table:

                         Class B   	      Percentage	   Class A	      Percentage
  Individuals            Common Stock     of Class(1)	  Common Stock	 of Class(1)
J. W. Boyer, Jr             ---	             ---          	1,500          	*
T. S. Cobb               35,669 (2)(3)       7.9        	   ---	          ---
T. F. Hafer              11,888 (2)(3)       2.6            ---           ---
D. E. Lyons               2,960             		*	            ---          	---
A. F. Smith              70,818        	  	 15.7          	5,426 (4)      	*
P. H. Snyder              6,432 (3)	         1.4            ---         		---
J. W. Stratton              ---		            ---          	2,500         		*
J. A. Sutton              2,166 	            	*             	266         		*
D. K. Wilson, Jr          1,895	            	 *            	---         		---

All executive officers,
directors as a group    131,828             29.3           9,692       	  	*

____________

Note: This table does not include shares of restricted stock granted to Messrs. Cobb, Snyder and Hafer on March 15, 1996. The awards of 18,500, 6,000 and 6,000, respectively, were authorized and approved by the Board of Directors subject to, and contingent upon Shareholder appoval at the June 26, 1996 Annual Meeting. Also not reflected in this table are approximately 40,000 shares of the Company's stock, held by former employees of the Company's subsidiary, United Energy Services Corporation (UESC). Due to the ongoing wind-down of UESC's operations, the approximately 40,000 shares of Class B Common Stock held by former UESC employees must be converted to Class A shares of Common Stock.

(1)	Asterisks indicate beneficial ownership of less than 1% of the outstanding shares of the class.

(2)	Includes options held by Mr. Cobb and Mr. Hafer to purchase 22,075 shares and 6,375 shares, respectively, of Class B Common Stock exercisable within 60 days.

(3)	Includes shares purchased on behalf of Mr. Cobb, Mr. Snyder and Mr.
Hafer under the Company's Stock Purchase Program from contributions made through March 31, 1996 and the Payroll Stock Ownership portion of the Retirement Savings Plan.

(4)	Includes 468 shares owned of record and beneficially by Mr. Smith's wife, as to which shares he disclaims beneficial ownership.

	Bankers Trust Company, 280 Park Avenue, New York, New York 10017 has advised the Company that at March 31, 1996 it held through controlled nominees 237,723 shares of the Company's Class B Common Stock, or 52.8% of the class then outstanding, as trustee on behalf of employees pursuant to various employee benefit plans of the Company.

 At March 31, 1996, R.S. Newlan and G.E. Troendle, respectively,
President and Executive Vice President of Resource Consultants, Inc., 1960 Gallows Road, Vienna, Virginia 22182, a subsidiary of the Company, beneficially owned 47,311 and 48,328 shares, respectively, of the Company's Class B Common Stock, or 10.5% and 10.7%, respectively, of the class then outstanding. Such amounts include (i) options held by Messrs. Newlan and Troendle to purchase 13,625 shares and 10,575 shares, respectively, of Class B Common Stock exercisable within 60 days and (ii) shares purchased on each of their behalves under the Company's Stock
Purchase Program and the Company's Retirement Savings Plan from contributions made through March 31, 1996.


Item 13.  Certain Relationships and Related Transactions
- -------

	None.