Form 10-Q
period 1996-03-29
GILBERT ASSOCIATES INC/NEW
filed 1996-05-08
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. - 20549
                    _________________________
                            FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 	1934

For the Quarterly Period Ended March 29, 1996

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

                         (610) 856-5500
______________________________________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				Yes  X   	No
                                    			Class A	         Class B
Number of shares of each class of
common stock outstanding as of
March 29, 1996 (excluding 2,700,698
Class A treasury shares):	           5,834,727	         449,875

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Condensed Balance Sheets
 (Unaudited)
                                                March 29, 1996     Dec. 29, 1995
 ASSETS

 Current assets:
 Cash and cash equivalents                       $   6,494,000    $   8,674,000
 Accounts receivable, net of allowance
    for doubtful accounts of $1,955,000 and
    $2,005,000, respectively                        24,636,000       24,717,000
 Unbilled revenue                                    9,259,000       10,086,000
 Inventories                                        12,600,000       11,548,000
 Deferred income taxes                               5,360,000        5,860,000
 Other current assets                                4,438,000        4,901,000
                                                    ----------       ----------
       Total current assets                         62,787,000       65,786,000
                                                    ----------       ----------

 Property, plant and equipment, at cost             78,181,000       77,826,000
 Less accumulated depreciation and
   amortization                                     33,907,000       33,855,000
                                                    ----------       ----------
                                                    44,274,000       43,971,000
                                                    ----------       ----------

 Deferred income taxes                                 605,000          605,000
 Other assets                                        1,321,000        1,320,000
 Intangible assets                                  34,977,000       33,662,000
                                                   -----------      -----------
       Total Assets                               $143,964,000     $145,344,000
                                                   ===========      ===========

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                                 $  6,809,000     $  5,143,000
 Salaries and wages                                  4,734,000        4,158,000
 Income taxes                                        1,431,000        1,670,000
 Estimated liability for contract losses             3,171,000        3,171,000
 Contractual billings in excess of
    recognized revenue                                 580,000          639,000
 Other accrued liabilities                          13,531,000       16,196,000
                                                    ----------       ----------
       Total current liabilities                    30,256,000       30,977,000
                                                    ----------       ----------

 Long-term debt                                      2,148,000        2,226,000
 Other long-term liabilities                         6,705,000        7,068,000
 Self-insured retention                              2,639,000        2,592,000
 Commitments and contingencies                           -                -

Stockholders' equity:
 Common stock                                        8,985,000        8,985,000
 Capital in excess of par value                     38,492,000       38,492,000
 Retained earnings                                  95,296,000       95,507,000
 Treasury stock                                    (40,557,000)     (40,503,000)
                                                   -----------      -----------
                                                   102,216,000      102,481,000
                                                   -----------      -----------
     Total Liabilities and Stockholders' Equity   $143,964,000     $145,344,000
                                                   ===========      ===========

The accompanying notes are an integral part of the consolidated condensed financial statements.

 Gilbert Associates, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)


                                                    Three Months Ended
                                             ---------------------------------
                                             March 29, 1996       March 31, 1995

 Total revenue                              $    43,897,000     $   64,584,000
                                                 ----------         ----------
 Costs and expenses:
    Cost of revenue                              33,728,000         48,010,000
    Selling, general and administrative           8,483,000         14,555,000
                                                 ----------         ----------
 Total costs and expenses                        42,211,000         62,565,000
                                                 ----------         ----------

 Income before provision for taxes on income      1,686,000          2,019,000

 Provision for taxes on income                      640,000            885,000
                                                  ---------          ---------
 Net income                                 $     1,046,000     $    1,134,000
                                                  =========          =========
 Per share of common stock:

    Net income                                        $0.17              $0.16

    Cash dividends                                    $0.20              $0.20

 Average number of shares of common stock         6,285,782          6,956,124






 The accompanying notes are an integral part of the consolidated condensed financial statements.

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)
                                                         Three Months Ended
                                                   ----------------------------
                                                   March 29,         March 31,
                                                     1996              1995
 Cash flows from operating activities:

     Net income                                  $ 1,046,000       $ 1,134,000
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Items not affecting cash                  1,662,000         1,877,000
         Changes in current assets and
          current liabilities                       (687,000)          (45,000)
         Other,net                                  (315,000)         (241,000)
                                                   ----------        ----------
          Net cash provided by operating
           activities                              1,706,000         2,725,000
                                                   ---------         ---------

 Cash flows from investing activities:

     Payments for acquisition of XEL Corporation    (954,000)            -
     Payments for property, plant and equipment   (1,696,000)       (1,178,000)
     Proceeds from sale of property, plant
      and equipment                                  469,000             -
                                                  -----------       -----------
          Net cash used for investing activities  (2,181,000)       (1,178,000)
                                                  -----------       -----------
 Cash flows from financing activities:

     Payments under note payable                      -             (2,000,000)
     Issuance of treasury stock in connection
       with stock option, award and purchase
       plans                                          -                 99,000
     Payments to acquire treasury stock             (54,000)          (242,000)
     Cash dividends paid                         (1,257,000)        (1,391,000)
     Other, net                                    (394,000)          (135,000)
                                                 -----------        -----------
     Net cash used for financing activities      (1,705,000)        (3,669,000)
                                                 -----------        -----------

 Net decrease in cash and cash equivalents       (2,180,000)        (2,122,000)

 Cash and cash equivalents at beginning
  of period                                       8,674,000          7,427,000
                                                 ----------          ---------
 Cash and cash equivalents at end of period   $   6,494,000       $  5,305,000
                                                 ==========          =========

 Supplemental cash flow disclosures:
     Income taxes paid, net of refunds
       received                               $     380,000       $    170,000
                                                ===========          =========


 The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods.  Such adjustments are of a normal recurring nature.  The consolidated condensed statements of operations and the consolidated condensed statements of cash flows as of March
31, 1995 have been reclassified to conform with the current year presentation.

2.	Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding.  The effect on net income per share resulting from dilution upon exercise of outstanding stock options is not material, and therefore is not shown.

3.	Business segment information:
			                                          		Three Months Ended
                                         ------------------------------
                                       		March 29, 1996  	March 31, 1995
                                         --------------   --------------
	In (000's)
- -----------
	Revenues:
		Technical Services                       	$  21,581       	$  51,546
		Telecommunication	                           20,168          	11,851
		Real Estate                                  	2,139           	1,475
	Other	                                             9	            (288)
                                               ------           -------
	                                          	$  43,897       	$  64,584


	Operating Profit:
		Technical Services                           	1,004           	2,501
		Telecommunication                            	1,374           	1,531
		Real Estate                                    	518            	(103)
		Other		                                     	(1,210)         	(1,910)
                                               -------          -------
		                                        		$   1,686       	$   2,019
                                               =======          =======
	Segment operating profit is total revenue less operating expenses, including intangible amortization, and excludes interest expense and general corporate expenses.

4.	On October 27, 1995, the Company acquired all of the outstanding capital stock of XEL Corporation (XEL). As part of the stock purchase agreement, the Company paid XEL shareholders approximately $954,000 in the first quarter of 1996. Also, under the terms of the agreement, the Company will pay XEL shareholders additional incremental amounts through 1998 based upon the achievement of certain earnings and revenue objectives. Any additional amounts will increase goodwill.

5.	Other accrued liabilities as of March 29, 1996 and December 29, 1995 include a $2,200,000 reserve for costs associated with a claim filed by a former employee of a subsidiary which was closed in 1988.  Also included in other accrued liabilities are accruals relating to workers' compensation which amounted to $2,107,000 and $2,282,000 at March 29, 1996 and December 29, 1995,
respectively.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations

First Quarter - 1996 vs. 1995

Net income for the first quarter of 1996 declined 8% compared to the first quarter of 1995. The decrease relates primarily to lower operating profit within the technical services segment offset in part by higher operating profit within the real estate segment and reduced corporate expenses. In particular, the technical services segment results declined due to the absence of Gilbert/Commonwealth, Inc.'s (G/C) and United Energy Services Corporation's (UESC) earnings. Due to the sale of G/C last year, the quarter ended March 31, 1995 was the last quarter that G/C contributed to the Company's earnings. Also, as of December 29, 1995, the Company decided to close UESC which therefore did not contribute to the Company's operating results for the current quarter. Revenue declined 32% in the comparable quarters due to the absence of G/C and UESC, and was offset in part by higher revenue within the telecommunications segment. Earnings per share increased 6% in the first quarter of 1996 compared to the same period in 1995. The percentage changes in net income and earnings per share differed due to fewer shares outstanding.

Technical Services Segment

The technical services segment's operating profit declined 60%, with revenues down 58% in the first quarter of 1996 as compared to the same period last year. The gross profit percentage declined from 24% in the first quarter of 1995 to 12% in the first quarter of 1996. These declines are primarily the result of the disposals of G/C and UESC mentioned above. The 1995 gross profit percentage has changed from prior reports due to a reclassification of costs.

The operating profits of the remaining units within the technical services segment decreased 26% on a 2% decline in revenue in the comparable first quarters. The gross profit percentage within these units decreased from 13% in 1995 to 12% in 1996. The decline in operating profits stems primarily from higher research and development costs coupled with the slight decline in gross profit percentage.

Telecommunications Segment

The telecommunications segment's operating profit decreased 10% on a revenue increase of 70% in the first quarter of 1996 as compared to the same period in 1995. The increase in revenue relates primarily to the inclusion of XEL Communication's (XEL) revenue. The unfavorable relationship between the change in operating profit and revenue stems from break-even operations at XEL and higher selling, general and administrative expenses within GAI-Tronics. The increase in selling, general and administrative costs relates primarily to additional costs associated with the introduction of new products. The gross profit percentage decreased from 39% in the first quarter of 1995 to 34% in the current quarter due primarily to the inclusion of XEL. The 1995 gross profit percentage has changed from prior reports due to a reclassification of costs within the telecommunications segment.

Real Estate Segment

The real estate segment reported an operating profit for the first quarter of 1996 as compared to a loss in the same period of 1995. The increase in operating profit is primarily due to a revenue increase of 45%, which in turn relates primarily to a higher level of leased space. The total square feet available for lease is approximately 550,000 of which approximately 96% is leased as of March 29, 1996. Approximately 8% is leased to related subsidiaries. Although the Company anticipates increased results from the prior year, it should be noted that the Company is currently exploring its options to monetize its real estate assets.

Selling, General and Administration

Selling, general and administrative expenses decreased 42% from first quarter of 1995 to the current quarter. The large decline is primarily related to the absence of G/C and UESC as well as lower corporate costs, offset in part by the costs associated with XEL.

Income before Provision for Taxes

Income before provision for taxes decreased 16% in the first quarter of 1996 compared to the same period in 1995. The decrease relates primarily to the absence of earnings from G/C and UESC, offset in part by higher operating profit within the real estate segment and reduced corporate expenses.

Provision for Taxes

The provision for taxes on income decreased from an effective rate of 44% in the first quarter of 1995 to 38% in the first quarter of 1996. The decrease relates primarily to lower state taxes.

Liquidity and Capital Resources

Working capital decreased $2,278,000, or 7% in the first quarter of 1995. Cash and cash equivalents decreased $2,180,000. The decreases relate primarily to higher payments for property, plant and equipment and the payment to former XEL shareholders (Note 4). Amounts generated from operations, combined with the available cash and cash equivalents and short-term lines of credit should provide adequate working capital at least through 1996, including capital expenditures as discussed below, and to satisfy the contingent payments to former Instrument Associates, Inc. principals and XEL shareholders.

Lines of credit with two banks aggregating $28,000,000 are available for short-term cash needs. The short-term lines of credit consist of the following: Meridian Bank, $25,000,000, which expires April 30, 1997; and The Chase Manhattan Bank, N.A., $3,000,000, which expires
June 30, 1996. At March 29, 1996, the entire Chase line was available and $6,329,000 was available under the Meridian line. Outstanding borrowings under these lines bear interest at a function of the prime rate. The Chase line is used primarily to secure stand-by letters of credit posted by the Company. The current Meridian line is used to fund short-term working capital requirements as well as secure stand-by letters of credit . The Company expects to establish a credit facility during 1996 which would be used to fund further acquisitions as well as other working capital requirements. The Company estimates that its total capital expenditures in 1996 will be approximately $8,800,000. However, only $4,400,000 relates to ongoing operations. The additional $4,400,000 will be used for one time real estate related expenditures. No restrictions on cash transfers between the Company and its subsidiaries exist.

The Form 10Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially. Potential risks and uncertainties include, without limitation: the effect of general economic conditions, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; with respect to the Technical Services segment, its dependence on the U.S. government as a customer; and with respect to the Telecommunications segment, the uncertain effect of the Telecommunications Act of 1996, technology change, and risks of product development and commercialization difficulties.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
	(a)	Exhibits
			None
	(b)	Reports on Form 8-K
			None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
						GILBERT ASSOCIATES, INC.

					/s/Paul H. Snyder
					Paul H. Snyder
					Vice President and
					Chief Financial Officer
Date:  May 8, 1996