Form 10-Q/A
period 1996-03-29
GILBERT ASSOCIATES INC/NEW
filed 1996-08-05
CIK 740763

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

 			(1)  The Company filed Form 8-K on March 8, 1996 regarding the adoption of a new dividend policy.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
						GILBERT ASSOCIATES, INC.

					/s/Paul H. Snyder
					Paul H. Snyder
					Vice President and
					Chief Financial Officer
Date:  August 2, 1996