Form 10-Q
period 1996-06-28
GILBERT ASSOCIATES INC/NEW
filed 1996-08-07
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. - 20549
                       _________________________
                               FORM 10-Q
(Mark One)
*	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF	1934
For the Quarterly Period Ended June 28, 1996
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT 	OF 1934

For the transition period from	 to

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

                             (610) 856-5500
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				Yes  X   	No
                                    			Class A             	Class B
Number of shares of each class of
common stock outstanding as of
June 28, 1996 (excluding 2,670,106
Class A treasury shares):	            5,886,944	             428,250

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

Item I.

 Consolidated Condensed Balance Sheets at
  June 28, 1996 and December 29, 1995 (unaudited)

 Consolidated Condensed Statements of Operations for the six month and three month periods ended June 28, 1996 and June 30, 1995 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the six month periods ended June 28, 1996 and June 30, 1995 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited)
                                            				June 28, 1996    		Dec. 29, 1995
 ASSETS

 Current assets:
 Cash and cash equivalents 			                  $  6,081,000       $  8,674,000
 Accounts receivable, net of allowance
   for doubtful accounts of $1,840,000 and
   $2,005,000, respectively                       23,526,000         24,717,000
 Unbilled revenue 			                              7,893,000         10,086,000
 Inventories                                      13,597,000	        11,548,000
 Deferred income taxes 			                         4,860,000          5,860,000
 Other current assets 			                          3,933,000          4,601,000
                                                  ----------         ----------
	 Total current assets 	                          59,890,000         65,486,000
                                                  ----------         ----------

 Property, plant and equipment, at cost           75,870,000         77,826,000
 Less accumulated depreciation and
   amortization 		                                32,118,000         33,855,000
                                                  ----------         ----------
                                                  43,752,000         43,971,000
										                                        ----------         ----------

 Deferred income taxes 				                          605,000            605,000
 Other assets                                      1,321,000          1,320,000
 Intangible assets 			                            34,647,000         33,962,000
                                                  ----------         ----------
	 Total Assets 	                             	 $ 140,215,000      $ 145,344,000
                                                 ===========        ===========

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable 		          	                $   5,601,000      $   5,143,000
 Salaries and wages 				                           4,373,000          4,158,000
 Income taxes 				                                 1,079,000          1,670,000
 Estimated liability for contract losses 		        3,141,000          3,171,000
 Contractual billings in excess of
    recognized revenue 			                           532,000            639,000
 Other accrued liabilities 			                    12,750,000         16,196,000
                                                  ----------         ----------
	 Total current liabilities 			                   27,476,000         30,977,000
                                                  ----------         ----------

 Long-term debt 		                                 1,302,000          2,226,000
 Other long-term liabilities 			                   6,774,000          7,068,000
 Self-insured retention 			                        2,578,000          2,592,000
 Commitments and contingencies 				                    - 			              -

Stockholders' equity:
 Common stock 		                                   8,985,000          8,985,000
 Capital in excess of par value 			               38,325,000         38,492,000
 Deferred compensation - restricted stock 	         (431,000)	      	     -
 Retained earnings 			                            95,232,000         95,507,000
 Treasury stock 			                              (40,026,000)       (40,503,000)
                                                 -----------        -----------
			                                              102,085,000        102,481,000
                                                 -----------        -----------
	 Total Liabilities and Stockholders' Equity	 $  140,215,000   	 $  145,344,000
                                                 ===========        ===========

 The accompanying notes are an integral part of the consolidated condensed financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(Unaudited)


                                				 Six Months Ended 		      	 	 Three Months Ended
                               ---------------------------   ----------------------------
                    	  	       June 28, 1996 June 30, 1995   June 28, 1996  June 30, 1995
                               ------------- -------------   -------------  -------------
Total revenue               	  $ 88,161,000  $107,724,000    $ 44,264,000   $ 43,140,000

Costs and expenses:
 Cost of revenue                 66,883,000    81,338,000      33,443,000     33,328,000
 Selling, general and
		administrative expenses        17,658,000    22,526,000       8,887,000      7,971,000
                                 ----------   -----------      ----------     ----------
 Total costs and expenses        84,541,000   103,864,000      42,330,000     41,299,000

 Income before gain on sale of
	 subsidiary and provision 					-----------   -----------      ----------     ----------
	 for taxes on income 	    	      3,620,000     3,860,000       1,934,000      1,841,000

 Gain on sale of subsidiary     				 - 		      26,542,000         	 - 	       26,542,000
                                -----------   -----------      ----------     ----------

 Income before provision for
	 taxes on income 		              3,620,000    30,402,000       1,934,000     28,383,000

 Provision for taxes on income    1,380,000     9,455,000         740,000      8,570,000
										                        ---------    ----------       ---------     ----------
 Net income                     $ 2,240,000   $20,947,000     $ 1,194,000    $19,813,000
										                        =========    ==========       =========     ==========
 Per share of common stock:

	 Net income                    			$0.36       		$3.04         		$0.19  	   	   $2.90

	 Cash dividends 	               		$0.40       		$0.40         		$0.20        		$0.20

 Average number of shares of common
	 stock outstanding 			           6,287,406     6,899,398       6,289,030      6,842,671





 The accompanying notes are an integral part of the consolidated condensed financial statements.

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)
		                                                      	 Six Months Ended
                                                     -------------------------
                                                       June 28,      June 30,
		                                                     		1996	        	1995
                                                     -----------    ----------
 Cash flows from operating activities:

	 Net income 	                                       $ 2,240,000    $20,947,000
	 Adjustments to reconcile net income to net
	  cash provided by operating activities:
      Gain on sale of Gilbert/Commonwealth, Inc.         	 -        (26,542,000)
	     Items not affecting cash                         3,673,000      4,700,000
	     Changes in current assets and
       current liabilities                            (1,117,000)     5,578,000
	     Other, net                                        (278,000)       (36,000)
							                                               -----------     ---------
	      Net cash provided by operating activities 		    4,518,000      4,647,000
							                                               -----------     ---------
 Cash flows from investing activities:

	 Payments for acquisition of XEL Corporation 	         (954,000)         -
	 Net increase in short-term investments 		              	 -        (15,864,000)
  Proceeds from sale of Gilbert/Commonwealth, Inc.  	    	 -   		    45,932,000
  Payments for property, plant and equipment           (3,122,000)   (1,472,000)
  Proceeds from sale of property, plant
	  and equipment 	                                        912,000         -
							                                                 ---------    ----------
	      Net cash provided by(used for) investing
         activities                                 			(3,164,000)   28,596,000
							                                                 ---------    ----------
 Cash flows from financing activities:

	 Payments under note payable 			                           -   		   (2,000,000)
	 Issuance of treasury stock in connection
    with stock option, award and purchase
	   plans 			                                             300,000       544,000
	 Payments to acquire treasury stock 		                  (421,000)   (3,864,000)
	 Cash dividends paid 			                              (2,515,000)   (2,784,000)
	 Payments of long-term debt                           (1,003,000)      (56,000)
  Other, net                                             (308,000)     (103,000)
							                                                 ---------     ---------
	 Net cash used for financing activities 			           (3,947,000)   (8,263,000)
							                                                 ---------     ---------

 Net increase(decrease) in cash and cash equivalents 		(2,593,000)   24,980,000

 Cash and cash equivalents at beginning of period 	     8,674,000     7,427,000
                                                        ---------     ---------
 Cash and cash equivalents at end of period 	         $ 6,081,000  $ 32,407,000
                                                        =========    ==========

 Supplemental cash flow disclosure:
	 Income taxes paid, net of refunds received          $   971,000  $    372,000
                                                       ==========    ==========

 The accompanying notes are an integral part of the consolidated condensed
 financial	statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods.  Such adjustments are of a normal recurring nature.  The consolidated condensed financial statements have been reclassified to conform with current year presentation.

2.	Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. The effect on net income per share resulting from dilution upon exercise of outstanding stock options and restricted stock is not material, and therefore is not shown.
	An amendment to the Company's Certificate of Incorporation was approved during the second quarter of 1996 to authorize the issuance of 1,000,000 shares of preferred stock and to reduce the number of authorized shares from 24,000,000 shares to 11,000,000 shares.  No preferred stock was outstanding as of June 28,
1996.

3.	During the second quarter of 1996, several key employees were issued an aggregate of 34,500 shares of restricted stock in the Company. The value of this stock is recorded as deferred compensation in the stockholders' equity section of the consolidated condensed balance sheets, and will be expensed over the vesting period. The vesting period will not exceed 10 years and may be accelerated depending upon the achievement of certain objectives.

4.	Business segment information:
	                           		Three Months Ended 		      	Six Months Ended
	                       ---------------------------  ---------------------------
                        June 28, 1996	June 30, 1995 	June 28, 1996	June 30, 1995
	                       ------------- -------------  ------------- -------------
	In (000's)
 ---------
	Revenues:
		Technical Services     	$21,669        	$28,751       	$43,250     	$ 80,297
		Telecommunication       	20,472         	11,968        	40,640       	23,819
		Real Estate              	2,148          	1,573         	4,287        	3,048
	Other	                       (25)	           848        	   (16)	         560
                           ------          ------         ------       -------
                        		$44,264        	$43,140       	$88,161     	$107,724
                           ======          ======         ======       =======

	Operating Profit:
		Technical Services     	$ 1,389        	$ 1,122       	$ 2,393     	$  3,623
		Telecommunication        	1,471          	1,514         	2,845        	3,045
		Real Estate                	649            	265         	1,167	          162
		Other                   	(1,575)        	(1,060)       	(2,785)	      (2,970)
                            -----           -----          -----         -----
                        		$ 1,934        	$ 1,841       	$ 3,620     	$  3,860
                            =====           =====          =====         =====

	Segment operating profit is total revenue less operating expenses, including intangible amortization, and excludes interest expense, general corporate expenses and interest income.

5.	Under terms of a loan agreement, agented by CoreStates Bank, N.A., the
Company has a working capital line of credit of $28,000,000 and an acquisition line of credit of $42,000,000, of which up to $5,000,000 could be used for additional working capital.  The agreement requires maintenance of certain financial covenants, and the Company pays a commitment fee of one-eighth of one percent on the unused portion of the lines.
	The working capital line of credit is available through April 30, 1997.  At
June 28, 1996, $8,722,000 was not committed for stand-by letters of credit or other reservations.
	The acquisition line of credit is available through May 29, 1998.  Any balance outstanding at that time will convert to a term loan and be amortized in equal principal payments over the following 60 months.
	Interest charges will be based, at the Company's option, on a function of either LIBOR or the Prime Rate.

6.	The components of inventories as of the balance sheet dates are as follows:

                     			June 28, 1996       	Dec. 29, 1995
                        -------------        -------------
Raw material            	$ 7,676,000	         $ 6,789,000
Work in process           	2,343,000	           1,732,000
Finished goods           	 3,578,000	           3,027,000
                          ----------           ----------
                       		$13,597,000         	$11,548,000
                          ==========           ==========

7.	On October 27, 1995, the Company acquired all of the outstanding capital stock of XEL Corporation (XEL). As part of the stock purchase agreement, the Company paid XEL shareholders approximately $954,000 in the first quarter of 1996. Also, under the terms of the agreement, the Company will pay XEL shareholders additional incremental amounts through 1998 based upon the achievement of certain earnings and revenue objectives. Any additional amounts will increase goodwill.

8.	Other accrued liabilities as of June 28, 1996 and December 29, 1995 include a
$2,200,000 reserve for costs associated with a claim filed by a former employee of a subsidiary which was closed in 1988.  Also included in other accrued liabilities are accruals relating to workers' compensation which amounted to
$2,168,000 and $2,282,000 at June 28, 1996 and December 29, 1995, respectively.

9.	On October 20, 1995, the Company announced a $12,000,000 trial court verdict against the Company and Gilbert/Commonwealth, Inc. of Michigan relative to a dispute concerning construction management work performed by the former subsidiary of Gilbert/Commonwealth, Inc. (G/C) in 1987 for Alaska-based Homer
Electric Association.  	As previously reported, in June 1995 the Company sold
its G/C subsidiary to The Parsons Corporation.  Pursuant to the Stock Purchase
Agreement, Parsons agreed to indemnify, defend and hold harmless, the Company against any litigation, claim or judgment brought or continued against the
Company, arising out of the actions or operations of its former G/C subsidiary.
The final judgment, including costs and attorney's fees, totaled $13,200,000, and the Company has posted a bond in the amount of $15,300,000 relative to the judgment plus statutory interest for up to eighteen months.
	Both the Company and Gilbert/Commonwealth, Inc. Of Michigan will appeal the
Court's judgment on independent grounds.
	Although there can be no assurance as to the ultimate outcome of these proceedings, the Company believes that the jury finding regarding its liability in the case is contrary to established law and that it has substantial justification for appeal. The Company further believes that its insurance policies should ultimately provide coverage for liability arising from this lawsuit.  Given these factors and The Parsons Corporation's indemnification, no provision for losses has been recorded as of June 28, 1996.

10.	On June 16, 1995, the Company's Class B shareholders approved the sale of the Gilbert/Commonwealth, Inc. (G/C) subsidiary to The Parsons Corporation (Parsons) and on June 20, 1995, the Company completed the sale for a total purchase price of $45,932,000. The sale of G/C resulted in a $18,742,000 gain, net of income taxes of $7,800,000, or $2.74 per share. The tax benefit of a $8,758,000 capital loss carryforward, for which a valuation allowance was previously recorded, was recognized to reflect utilization of the carryforward associated with this transaction.
	As part of the agreement, the buyer has signed a ten year lease with the Company for 200,000 square feet of office space. The consolidated condensed statements of operations exclude the results of G/C subsequent to March 31, 1995, the effective date of sale pursuant to the agreement with Parsons.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations

Year to Date - 1996 vs. 1995

During the second quarter of 1995, the Company sold Gilbert/Commonwealth, Inc. (G/C) for $45,932,000, resulting in an increase to net income of $18,742,000, or $2.74 per share. G/C's results of operations are excluded from the consolidated condensed statement of operations from April 1, 1995 forward. This sales transaction is more fully discussed in Note 10.

Excluding the G/C sale, net income for the first half of 1996 increased 2% compared to the first half of 1995. The increase relates primarily to a lower effective state tax rate. Income before gain on sale of subsidiary and provision for taxes on income decreased 6% from the prior year due primarily to lower operating profit within the technical services segment offset in part by higher operating profit within the real estate segment and reduced corporate expenses. The technical services segment's results declined due primarily to the sale of G/C. Total revenue declined 18% in the first half of 1996 as compared to the first half of 1995 due primarily to the absence of G/C and United Energy Services Corporation (UESC), offset in part by higher revenue within the telecommunications segment. The Company decided to close UESC at the end of 1995. Excluding the G/C sale, earnings per share increased 13% in the first half of 1996 compared to the same period in 1995. The percentage changes in net income and earnings per share differed due to fewer shares outstanding.

Second Quarter - 1996 vs. 1995

Excluding the G/C sale, net income increased 11% in the second quarter of 1996 as compared to the second quarter of 1995. The increase relates primarily to higher operating profit within the real estate segment and a lower effective state tax rate, offset in part by lower interest income, which in 1995 was higher due to the proceeds on the G/C sale. Revenue increased 3% due primarily to higher revenue within the telecommunications segment, offset in part by a decline within the technical services segment. Earnings per share increased 19%, which is greater than the change in net income due to fewer shares outstanding.

In the current quarter, income before gain on sale of subsidiary and provision for taxes on income increased 5% from the second quarter of 1995 due primarily to improved operations within the real estate and technical services segments, offset in part by lower interest income.

Telecommunications Segment

The telecommunications segment's operating profit decreased 7% on a revenue increase of 71% in the first half of 1996 as compared to the same period in 1995. The gross profit percentage decreased from 38% for the first half of 1995 to 35% for the first half of 1996.

For the current quarter, the telecommunications segment's operating profit decreased 3% on a revenue increase of 71% from the second quarter of 1995. The gross profit percentage decreased from 37% for the second quarter of 1995 to 35% in the current quarter.

The increases in revenue relates primarily to the inclusion of XEL. The unfavorable relationships between the changes in operating profit and revenue stems from slightly profitable operations at XEL and higher selling, general and administrative expenses within GAI-Tronics. The gross profit percentage declined in both periods due to XEL.

The gross profit percentages have changed from prior reports due to a reclassification of costs within the telecommunications segment.

Technical Services Segment

The technical services segment operating profit declined 34%, with revenues down 46% in the first half of 1996 as compared to the same period last year. The gross profit percentage declined from 20% in the first half of 1995 to 13% in the first half of 1996. These declines are primarily the result of the disposals of G/C and UESC mentioned above.

The operating profits and revenue of the remaining units, Resource Consultants, Inc. (RCI) and SRA Technologies (SRA), decreased 6% in the first two quarters of 1996 as compared to the same period in 1995. The gross profit percentage on these units was 13% in the first half of 1996 and 12% in the first half of 1995.

Revenues declined 25% and the gross profit percentage declined from 14% in the second quarter of 1995 to 13% in the current quarter. These declines relate primarily to the absence of UESC's operations in the current quarter. Operating profit improved 24% from the second quarter of 1995 as compared to the current quarter due primarily to improved results from the remaining units.

The current quarter operating profits of the remaining units improved 15% on a revenue decline of 9% from the second quarter of 1995. The gross profit percentage increased from 12% in the second quarter of 1995 to 13% in the current quarter. The favorable relationship between the change in operating profits and revenue is due primarily to the benefits realized from consolidating lab operations.

Real Estate Segment

The real estate segment operating profit was $1,167,000 and $649,000 for the first half and second quarter of 1996, respectively, as compared to $162,000 and $265,000 in the same periods of 1995. The increases in operating profit are primarily due to revenue increases of 41% and 37% for the first half and current quarter respectively, when compared to the same periods in 1995, which in turn relate primarily to a higher rate of leased space. The total square feet available for lease is approximately 550,000 of which approximately 96% is leased as of June 28, 1996. Approximately 8% is leased to related subsidiaries. Although the Company anticipates improved results from the prior year in its real estate operations, it should be noted that the Company is currently evaluating its options for monetizing its real estate assets.

Other Income

Other income includes interest income of $169,000 and $68,000 for the six and three month periods ended June 28, 1996, respectively, as compared to $652,000 and $593,000 in the same periods of 1995. Prior year interest income was higher due to the proceeds from the G/C sale.

Selling, General and Administration

Selling, general and administrative expenses decreased 22% from first half of 1995 to the first half of 1996. The large decline is primarily related to the absence of G/C and UESC as well as lower corporate costs, offset in part by the costs associated with XEL. Research and development costs, which are included in selling, general and administrative expenses, increased from $1,459,000 in the first half of 1995 to $3,840,000 for the first half of 1996. The increase relates to XEL.

For the current quarter, selling, general and administrative expenses increased 11% from the second quarter of 1995 due primarily to the costs associated with XEL, offset in part by the absence of UESC costs. Research and development costs increased from $745,000 in the second quarter of 1995 to $1,851,000 in the current quarter due to the addition of XEL.

Provision for Taxes on Income

Excluding the effect of the G/C sale, the provision for taxes on income decreased from an effective rate of 43% in the first half of 1995 to 38% in the first half of 1996. The effective rate decreased from 42% in the second quarter of 1995 to 38% in the current quarter. The decreases relate primarily to lower state taxes.

Liquidity and Capital Resources

Working capital decreased $2,095,000, or 6% in the first half of 1996. Cash and cash equivalents decreased $2,593,000. Amounts generated from operations, combined with the available cash and cash equivalents and lines of credit should provide adequate working capital to satisfy the contingent payments to former IAI principals and XEL shareholders.

Lines of credit with Corestates Bank, N.A., in the amount of $70,000,000 are available to fund both short-term cash needs as well as future acquisitions. These lines are more fully discussed in Note 5.

The Company estimates that its total capital expenditures in 1996, excluding acquisitions, will be approximately $8,000,000. However, only $4,000,000 relates to ongoing operations. The additional $4,000,000 will be used for one time real estate related expenditures. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

On June 5, 1996, the Board of Directors announced that the Company has begun to explore strategic options for its remaining units within the technical services segment. Separate investment banking firms have been retained to develop strategies for both SRA and RCI. Also, as previously disclosed, the Company is continuing to explore options for monetizing its real estate holdings. Alternatives could include an outright sale, a spin-off or leveraging.

Upon completion of the foregoing, the Company will be focused on telecommunications.

Final decisions and the execution of plans for the three operations could take up to one year to complete. In the interim, and until definite decisions are made, operations at SRA and RCI, along with the Company's real estate division, will continue normally and their results will be included in ongoing operations.

The Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially. Potential risks and uncertainties include, without limitation: the effect of general economic conditions, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; with respect to the Technical Services segment, its dependence on the U.S. government as a customer; and with respect to the Telecommunications segment, the uncertain effect of the Telecommunications Act of 1996, technology change, and risks of product development and commercialization difficulties.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
	At the Company's Annual Meeting of Shareholders held on June
26, 1996, the shareholders elected seven directors, approved the Company's 1996 Long Term Incentive Plan, Stock Purchase Assistance Plan and Directors' Stock Option Plan, approved amendments to the Company's Certificate of Incorporation to authorize preferred stock and to reduce the number of authorized shares of common stock, and ratified the appointment of independent auditors for 1996. The results of the voting were as follows:

         For Director	                Granted	            Withheld
      --------------------            -------             --------
      John W. Boyer, Jr.             	361,562             	20,223
      Timothy S. Cobb                	365,135             	16,650
      Donald E. Lyons                	369,720             	12,065
      Alexander F. Smith             	366,218             	15,567
      Paul H. Snyder	                 368,795             	12,990
      James A. Sutton	                367,821	             13,964
      Donald K. Wilson, Jr.           365,800             	15,985

                                                                    				BROKER
  Other proposals	                 FOR	       AGAINST	     ABSTAIN	    NON-VOTES
  --------------------------       ---        -------      -------     ---------
  Approval of 1996 Long
   Term Incentive Plan          	316,950	      52,465	      12,370        	0
  Approval of Stock Purchase
   Assistance Plan	              319,523	      50,773	      11,489        	0
  Approval of Directors' Stock
   Option Plan	                  360,330      	11,854	       9,601        	0
  Approval of Amendment to
   Certificate of Incorporation
   to authorize issuance of
   preferred stock              	316,193	      58,736       	6,856        	0
  Approval of Amendment to
    Certificate of Incorporation
    to reduce number of shares
    of common stock             	322,577	      53,658       	5,550        	0
  Ratification of appointment
   of Arthur Andersen LLP
   as independent auditors	      370,842       	3,095	       7,848        	0

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

		None.

(b)	Reports on Form 8-K:

		(1)	The Company filed Form 8-K on May 6, 1996 regarding the
appointment of Arthur Andersen LLP as the Company's independent public accountants.

		(2)	The Company filed Form 8-K on June 7, 1996
regarding the exploration of strategic options for its technical services segment.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GILBERT ASSOCIATES, INC.

 /s/Paul H. Snyder
  		Paul H. Snyder
	  	Vice President and
	  	Chief Financial Officer

Date:	August 7, 1996