Form 10-Q
period 1996-09-27
GILBERT ASSOCIATES INC/NEW
filed 1996-11-08
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. - 20549
                        _________________________
                                FORM 10-Q

(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 1996
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                   (610) 856-5500
                (Registrant's telephone number, including area code)
                            _________________________

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

                                              Class A        Class B
Number of shares of each class of
common stock outstanding as of
September 27, 1996 (excluding 2,615,633
Class A treasury shares):                   5,905,368        464,299

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information Pages

Item I.

 Consolidated Condensed Balance Sheets at
  September 27, 1996 and December 29, 1995 (unaudited)

 Consolidated Condensed Statements of Operations for the nine month and three month periods ended September 27, 1996 and September 29, 1995 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the nine month periods ended September 27, 1996 and September 29, 1995 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Condensed Balance Sheets
 (Unaudited)
                                              Sept. 27, 1996      Dec. 29, 1995


 ASSETS

 Current assets:
 Cash and cash equivalents                     $   4,335,000      $   8,674,000
 Accounts receivable, net of allowance
   for doubtful accounts of $1,702,000 and
   $2,005,000, respectively                       26,893,000         24,717,000
 Unbilled revenue                                  6,570,000         10,086,000
 Inventories                                      14,197,000         11,548,000
 Deferred income taxes                             3,860,000          5,860,000
 Other current assets                              4,833,000          4,601,000
                                                  ----------         ----------
  Total current assets                            60,688,000         65,486,000
                                                  ----------         ----------

 Property, plant and equipment, at cost           77,630,000         77,826,000
 Less accumulated depreciation and
   amortization                                   33,112,000         33,855,000
                                                  ----------         ----------
                                                  44,518,000         43,971,000
                                                  ----------         ----------

 Deferred income taxes                               605,000            605,000
 Other assets                                      1,279,000          1,320,000
 Intangible assets                                34,317,000         33,962,000
                                                 -----------        -----------
  Total Assets                                 $ 141,407,000      $ 145,344,000
                                                 ===========        ===========


 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Accounts payable                              $   6,727,000      $   5,143,000
 Salaries and wages                                4,512,000          4,158,000
 Income taxes                                      2,265,000          1,670,000
 Estimated liability for contract losses           3,032,000          3,171,000
 Contractual billings in excess of
    recognized revenue                               477,000            639,000
 Other accrued liabilities                        10,473,000         16,196,000
                                                  ----------         ----------
  Total current liabilities                       27,486,000         30,977,000
                                                  ----------         ----------

 Long-term debt                                    1,163,000          2,226,000
 Other long-term liabilities                       6,994,000          7,068,000
 Self-insured retention                            2,464,000          2,592,000
 Commitments and contingencies                          -                  -

Stockholders' equity:
 Common stock                                      8,985,000          8,985,000
 Capital in excess of par value                   38,098,000         38,492,000
 Deferred compensation - restricted stock           (416,000)              -
 Retained earnings                                96,553,000         95,507,000
 Treasury stock                                  (39,920,000)       (40,503,000)
                                                 -----------        -----------
                                                 103,300,000        102,481,000
                                                 -----------        -----------

  Total Liabilities and Stockholders' Equity   $ 141,407,000      $ 145,344,000
                                                 ===========        ===========


 The accompanying notes are an integral part of the consolidated condensed financial statements.




 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Condensed Statements of Operations
 (Unaudited)


                                       Nine Months Ended                 Three Months Ended
                                Sept. 27, 1996   Sept. 29, 1995   Sept. 27, 1996   Sept. 29, 1995

 Total revenue                   $ 134,663,000    $ 148,612,000    $  46,502,000    $  40,888,000

 Costs and expenses:
  Cost of revenue                  102,244,000      112,611,000       35,361,000       31,273,000
  Selling, general and
   administrative expenses          25,633,000       30,429,000        7,975,000        7,903,000
                                   -----------      -----------       ----------       ----------
 Total costs and expenses          127,877,000      143,040,000       43,336,000       39,176,000
                                   -----------      -----------       ----------       ----------
 Income before gain on sale of
  subsidiary and provision
  for taxes on income                6,786,000        5,572,000        3,166,000        1,712,000

 Gain on sale of subsidiary               -          26,542,000             -                -
                                     ---------       ----------        ---------        ---------
 Income before provision for
  taxes on income                    6,786,000       32,114,000        3,166,000        1,712,000

 Provision for taxes on income       2,590,000       10,168,000        1,210,000          713,000
                                     ---------       ----------        ---------          -------
 Net income                      $   4,196,000    $  21,946,000    $   1,956,000    $     999,000
                                     =========       ==========        =========          =======
 Per share of common stock:

  Net income                             $0.67            $3.28            $0.31            $0.16

  Cash dividends                         $0.50            $0.60            $0.10            $0.20

 Average number of shares of common
  stock outstanding                  6,293,186        6,692,720        6,304,746        6,279,366


 The accompanying notes are an integral part of the consolidated condensed financial statements.

 GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)
                                                              Nine Months Ended
                                                           Sept. 27,       Sept. 29,
                                                                1996            1995

 Cash flows from operating activities:

  Net income                                            $  4,196,000   $  21,946,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Gain on sale of Gilbert/Commonwealth, Inc.                -        (26,542,000)
      Items not affecting cash                             6,119,000       5,712,000
      Changes in current assets and current liabilities   (4,718,000)     (3,203,000)
      Other, net                                            (236,000)        245,000
                                                           ---------       ---------
  Net cash provided by(used for) operating activities      5,361,000      (1,842,000)
                                                           ---------       ---------
 Cash flows from investing activities:

  Payments for acquisition of XEL Corporation               (954,000)           -
  Net increase in short-term investments                        -        (28,974,000)
  Proceeds from sale of Gilbert/Commonwealth, Inc.              -         45,932,000
  Payments for property, plant and equipment              (4,930,000)     (2,250,000)
  Proceeds from sale of property, plant
   and equipment                                             912,000            -
                                                           ---------      ----------
  Net cash provided by(used for) investing activities     (4,972,000)     14,708,000
                                                           ---------      ----------
 Cash flows from financing activities:

  Payments under note payable                                   -         (2,000,000)
  Issuance of treasury stock in connection
     with stock option, award and purchase
     plans                                                   341,000         793,000
  Payments to acquire treasury stock                        (583,000)     (9,423,000)
  Cash dividends paid                                     (3,150,000)     (4,040,000)
  Payments of long-term debt                              (1,134,000)        (83,000)
  Other, net                                                (202,000)       (247,000)
                                                           ---------      ----------
  Net cash used for financing activities                  (4,728,000)    (15,000,000)
                                                           ---------      ----------

 Net decrease in cash and cash equivalents                (4,339,000)     (2,134,000)

 Cash and cash equivalents at beginning of period          8,674,000       7,427,000
                                                           ---------       ---------
 Cash and cash equivalents at end of period             $  4,335,000    $  5,293,000
                                                           =========       =========
 Supplemental cash flow disclosure:
   Income taxes paid, net of refunds received           $     (5,000)   $  5,762,000
                                                           =========       =========

The accompanying notes are an integral part of the consolidated condensed financial statements.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The consolidated condensed financial statements have been reclassified to conform with current year presentation.

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1995 does not equal the total computed for the year due to the timing of stock repurchases throughout the nine-month period ended September 29, 1995 and the large gain relative to the G/C sale. The effect on net income per share resulting from dilution upon exercise of outstanding stock options and restricted stock is not material, and therefore is not shown.
 An amendment to the Company's Certificate of Incorporation was approved during the second quarter of 1996 to reduce the number of authorized shares from 24,000,000 shares to 11,000,000 shares, 10,000,000 shares of which are common stock and 1,000,000 shares of which are preferred stock. No preferred stock was outstanding as of September 27, 1996.

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

4. Business segment information:
                        Three Months Ended              Nine Months Ended
                 Sept. 27, 1996  Sept. 29, 1995  Sept. 27, 1996  Sept. 29, 1995
In (000's)
Revenues:
 Technical Services     $22,288         $27,074        $ 65,538        $107,371
 Telecommunication       21,939          11,268          62,579          35,087
 Real Estate              2,295           1,617           6,582           4,665
 Other                      (20)            929             (36)          1,489
                         ------          ------         -------         -------
                        $46,502         $40,888        $134,663        $148,612
                         ======          ======         =======         =======
Operating Profit:
 Technical Services     $ 1,199         $ 1,456         $ 3,592        $  5,078
 Telecommunication        2,209           1,278           5,054           4,323
 Real Estate                673             143           1,840             305
 Other                     (915)         (1,165)         (3,700)         (4,134)
                          -----           -----           -----           -----
                        $ 3,166         $ 1,712         $ 6,786        $  5,572
                          =====           =====           =====           =====

 Segment operating profit is total revenue less operating expenses, including intangible amortization, and excludes interest expense, general corporate expenses and interest income. Other operating profit includes a $700,000 positive adjustment associated with a favorable legal settlement. See Note 10 for further information.

5. Under terms of a loan agreement, agented by CoreStates Bank, N.A., the Company has a working capital line of credit of $28,000,000 and an acquisition line of credit of $42,000,000, of which up to $5,000,000 could be used for additional working capital. The agreement requires maintenance of certain financial covenants, and the Company pays a commitment fee of one-eighth of one percent on the unused portion of the lines.
 The working capital line of credit is available through April 30, 1997. At September 27, 1996, $8,743,000 was not committed for stand-by letters of credit or other reservations. This amount increased to $26,743,000 as a result of the settlement discussed in Note 9.
 The acquisition line of credit is available through May 29, 1998. Any balance outstanding at that time will convert to a term loan and be amortized in equal principal payments over the following 60 months.
 Interest charges will be based, at the Company's option, on a function of either LIBOR or the Prime Rate.

6. The components of inventories as of the balance sheet dates are as follows:

                   Sept. 27, 1996     Dec. 29, 1995
Raw material          $ 8,224,000       $ 6,789,000
Work in process         2,174,000         1,732,000
Finished goods          3,799,000         3,027,000
                       ----------        ----------
                      $14,197,000       $11,548,000
                       ==========        ==========

7. Other accrued liabilities includes an accrual relating to workers' compensation of $2,163,000 and $2,282,000 at September 27, 1996 and December 29, 1995, respectively. Also included in other accrued liabilities at December 29, 1995, is a reserve of $2,200,000 for costs associated with a claim that was settled during the third quarter of 1996 and is more fully discussed in Note 10.

8. On September 30, 1996, the Company acquired the assets of SAFCO's Electronic Systems Division (ESD). Terms of the acquisition call for the Company to pay SAFCO shareholders approximately $5
million in cash at closing (subject to certain adjustments), issue approximately $25 million in notes payable and issue 7 year warrants exercisable to purchase 555,555 shares of the Company's stock at $18 per share. Of the $25 million in notes payable, $15 million is to be paid in early 1997 and the remaining $10 million is to be paid over a 5 year term.
The $10 million note carries a 7% coupon rate. Also, under the terms of the agreement, the Company will pay SAFCO shareholders additional incremental amounts through 1999 based upon the achievement of certain revenue and operating income levels. Any additional payments will increase goodwill.
 In connection with the ESD acquisition, $10,300,000, net of $6,500,000 income tax benefit, of in-process research and development costs will be expensed during the fourth quarter of 1996. The purchased in-process research and development had not yet reached technological feasibility and the technology had no alternative future use as of the date of closing.
 The following unaudited consolidated condensed pro forma statement of operations for the nine month periods ended September 27, 1996 and September 29, 1995 include SAFCO as if it had been acquired at the beginning of each of the respective periods:
                         Sept. 27, 1996         Sept. 29, 1995
Revenue                    $147,362,000           $157,357,000
Net income                   $4,149,000            $20,571,000
Net income per average
  shares outstanding               $.66                  $3.07

 The pro forma statement of operations includes adjustments for elimination of interest income on cash used in the acquisition, interest expense and amortization of intangible assets. The pro forma statement of operations exclude the $10,300,000 in-process research and development write-off discussed in Note 8. Historically, SAFCO has been highly seasonal with up to 40% and 65% of its revenues and operating income, respectively, generated in the last quarter of the calendar year.

9. On October 18, 1996, the Company announced the settlement of a $12,000,000 trial court verdict against the Company and Gilbert/Commonwealth, Inc. of Michigan relative to a dispute concerning construction management work performed by the former subsidiary of Gilbert/Commonwealth, Inc. (G/C) in 1987 for Alaska-based Homer Electric Association. Terms of the settlement call for the Company to be released from all liabilities in exchange for assignment of the Company's insurance rights to the Plaintiffs. As a result of this settlement, the Alaska Trial Court released the $15,300,000 security bond previously posted by the Company. This settlement had no impact on the Company's results of operations.

10. During the third quarter of 1996, the Company settled a claim filed by a former employee of a subsidiary which was closed in 1988. The settlement resulted in an increase in net income of $435,000, net of income taxes of $265,000, or $.07 per share.

11. On October 27, 1995, the Company acquired all of the outstanding capital stock of XEL Corporation (XEL). As part of the stock purchase agreement, the Company paid XEL shareholders approximately $954,000 in the first quarter of 1996. Also, under the terms of the agreement, the Company will pay XEL shareholders additional incremental amounts through 1998 based upon the achievement of certain earnings and revenue objectives. Any additional amounts will increase goodwill.

12. On June 16, 1995, the Company's Class B shareholders approved the sale of the Gilbert/Commonwealth, Inc. (G/C) subsidiary to The Parsons Corporation (Parsons) and on June 20, 1995, the Company completed the sale for a total purchase price of $45,932,000. The sale of G/C resulted in a $18,742,000 gain, net of income taxes of $7,800,000, or $2.74 per share. The tax benefit of a $8,758,000 capital loss carryforward, for which a valuation allowance was previously recorded, was recognized to reflect utilization of the carryforward associated with this transaction.
 As part of the agreement, the buyer has signed a ten year lease with the Company for 200,000 square feet of office space. The consolidated condensed statements of operations exclude the results of G/C subsequent to March 31, 1995, the effective date of sale pursuant to the agreement with Parsons.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations

Year to Date - 1996 vs. 1995

During the third quarter of 1996, the Company settled a claim filed by a former employee, for which it had reserved approximately $2,200,000. The actual settlement was approximately $1,500,000. Accordingly, the Company has reversed the remaining $700,000 reserve in the current quarter, increasing net income by $435,000, or $.07 per share. Also, during the second quarter of 1995, the Company sold Gilbert/Commonwealth, Inc. (G/C) for $45,932,000, resulting in an increase to net income of $18,742,000, or $2.74 per share. G/C's results of operations are excluded from the consolidated condensed statement of operations from April 1, 1995 forward. This sales transaction is more fully discussed in Note 12.

Excluding the reversal related to the aforementioned settlement and the G/C sale mentioned above, net income and earnings per share for the first nine months of 1996 increased 17% and 25% respectively, compared to the same period of 1995. The increases in net income and earnings per share are due primarily to higher operating profits within the Telecommunication and Real Estate segments and lower corporate expenses offset in part by reduced Technical Services profit and lower interest income. The percentage changes in net income and earnings per share differed due to fewer shares outstanding.

Excluding the former employee settlement, income before gain on sale of subsidiary and provision for taxes on income increased 9% from the prior year. The difference in the percentage increase in net income and income before gain on sale of subsidiary and provision for taxes on income is primarily due to a lower effective state tax rate.

Total revenue declined 9% in the first nine months of 1996 as compared to the same period of 1995 due primarily to the absence of G/C and United Energy Services Corporation (UESC), offset in part by higher revenue within the Telecommunication segment. The Company decided to close UESC at the end of 1995.

Third Quarter - 1996 vs. 1995

Excluding the reversal related to the former employee settlement mentioned above, net income increased 52% and earnings per share increased 50% in the third quarter of 1996 as compared to the third quarter of 1995. Excluding the former employee settlement, income before gain on sale of subsidiary and provision for taxes on income increased 44% in the third quarter of 1996 compared to the same quarter in 1995. The difference in the percentage increase in net income and income before gain on sale of subsidiary and provision for taxes on income is primarily due to a lower effective state tax rate. The increase in net income and earnings per share relates primarily to higher operating profit within the Telecommunication and Real Estate segments, offset in part by lower interest income, which in 1995 was higher due to the proceeds on the G/C sale. Revenue increased 14% due primarily to higher revenue within the Telecommunication segment, offset in part by a decline within the Technical Services segment.

Telecommunications Segment

The Telecommunication segment's operating profit increased 17% on a revenue increase of 78% in the first nine months of 1996 as compared to the same period in 1995. The gross profit percentage decreased from 38% for the nine month period of 1995 to 35% for the same period in 1996. The increases in revenue and decreases in gross profit percentage relate primarily to the inclusion of XEL. The increase in operating profit for the nine month period relates primarily to the inclusion of XEL.

For the current quarter, the Telecommunication segment's operating profit increased 73% on a revenue increase of 95% from the third quarter of 1995. The increase in operating profit relates primarily to higher sales from GAI-Tronics and, to a lesser extent, inclusion of XEL. The gross profit percentage decreased from 37% for the third quarter of 1995 to 35% in the current quarter. The increase in revenue and decrease in gross profit relates primarily to the inclusion of XEL.

The gross profit percentages have changed from prior reports due to a reclassification of costs within the Telecommunication segment.

Technical Services Segment

The Technical Services segment operating profit declined 29%, with revenues down 39% in the first nine months of 1996 as compared to the same period last year. The gross profit percentage declined from 19% in the first nine months of 1995 to 12% in the same period of 1996. These declines are primarily the result of the disposals of G/C and UESC mentioned above.

Revenues declined 18% and the gross profit percentage declined from 15% in the third quarter of 1995 to 12% in the current quarter. These declines relate primarily to the absence of UESC's operations in the current quarter. Operating profit decreased 18% from the third quarter of 1995 as compared to the current quarter due primarily to the absence of UESC's operations.

The operating profits and revenue of the remaining units, Resource Consultants, Inc. (RCI) and SRA Technologies (SRA), decreased 5% and 4%, respectively, in the first nine months of 1996 as compared to the same period in 1995. The gross profit percentage on these units was 12% for both nine month periods.

The current quarter operating profits of the remaining units decreased 1% on a similar revenue decline of 1% from the third quarter of 1995. The gross profit percentage was 12% in both quarters.

Real Estate Segment

The Real Estate segment operating profit was $1,840,000 and $673,000 for the first nine months and third quarter of 1996, respectively, as compared to $305,000 and $143,000 in the same periods of 1995. The increases in operating profit are primarily due to revenue increases of 41% and 42% for the first nine months and current quarter respectively, when compared to the same periods in 1995, which in turn relate primarily to a higher rate of leased space. The total square feet available for lease is approximately 550,000 of which approximately 94% was leased as of September 27, 1996. Approximately 8% is leased to related subsidiaries. Although the Company has experienced improved results from the prior year in its real estate operations, it should be noted that the Company is currently evaluating its options for monetizing its real estate assets.

Other Income

Other income includes interest income of $242,000 and $73,000 for the nine and three month periods ended September 27, 1996, respectively, as compared to $1,219,000 and $590,000 in the same periods of 1995. Prior year interest income was higher due to increased cash balances as a result of the G/C sale.

Selling, General and Administration

Selling, general and administrative expenses decreased 16% from the first nine months of 1995 to the same period of 1996. The large decline is primarily related to the absence of G/C and UESC, offset in part by the costs associated with XEL. Research and development costs, which are included in selling, general and administrative expenses, increased from $2,369,000 in the first nine months of 1995 to $5,523,000 for the same period in 1996. The increase relates primarily to XEL.

For the current quarter, selling, general and administrative expenses increased 1% from the third quarter of 1995 as the costs associated with XEL were offset by the absence of UESC costs. Research and development costs increased from $910,000 in the third quarter of 1995 to $1,683,000 in the current quarter due to the addition of XEL.

Provision for Taxes on Income

Excluding the effect of the G/C sale, the provision for taxes on income decreased from an effective rate of 42% in the first nine months of 1995 to 38% in the same period of 1996. The effective rate decreased from 43% in the third quarter of 1995 to 38% in the current quarter. The decreases relate primarily to lower state taxes.

Liquidity and Capital Resources

Working capital decreased $1,307,000, or 4% in the first nine months of 1996. Cash and cash equivalents decreased $4,339,000. Amounts generated from operations, combined with the available cash and cash equivalents and lines of credit should provide adequate working capital to satisfy the contingent payments to former IAI principals and XEL shareholders.

Lines of credit with CoreStates Bank, N.A., are available to fund both short-term cash needs as well as future acquisitions. These lines are more fully discussed in Note 5.

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

The Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially. Potential risks and uncertainties include, without limitation: the effect of general economic conditions, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; the Company's ability to implement strategic options for SRA, RCI and its real estate holdings, and the timing thereof; with respect to the Technical Services segment, its dependence on the U.S. government as a customer; and with respect to the Telecommunication segment, the uncertain effect of the Telecommunications Act of 1996, technology change, and risks of product development and commercialization difficulties. Further information on the factors that could affect the future financial performance of the Company are included in the Company's Form 8-K filed with the Securities and Exchange Commission on July 8, 1996.

Part II.  Other Information


Item 1.  Legal Proceedings
The Company announced the settlement of a $12,000,000 trial court judgement against the Company. This is more fully discussed in Note 9 to the consolidated condensed financial statements in Part I.


Item 6.  Exhibits and Reports on Form 8-K
 (a) Exhibits
   Restated Certification of Incorporation filed with the State of Delaware on September 20, 1996.

 (b) Reports on Form 8-K:
   The Company filed Form 8-K on July 8, 1996 regarding the
"safe habor" provision of the Private Securities
Litigation Reform Act of 1995.



SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
      GILBERT ASSOCIATES, INC.

     /s/Paul H. Snyder
     Paul H. Snyder
     Vice President and
     Chief Financial Officer

Date: November 8, 1996