Form 10-K
period 1997-01-03
GILBERT ASSOCIATES INC/NEW
filed 1997-03-18
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
__________
FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended   January 3, 1997
 OR

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

 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [X]

(Dollar amounts shown in thousands except for share information)

The aggregate market value of the registrant's Class B (voting) Common Stock held by non-affiliates computed by reference to the NASDAQ National Market System closing sale price for the registrant's Class A (non-voting) Common Stock at January 31, 1997, was $7,319.

                                  Class A         Class B
Number of shares of each class
of common stock outstanding as
of January 31, 1997 (excluding
2,633,571 treasury shares):       5,869,792       481,937

PART I

ITEM 1. BUSINESS.

 Gilbert Associates, Inc. (the "registrant") was organized as a holding company in 1984. Prior to forming the holding company, the registrant was an operating company and owner of several subsidiaries. The original Gilbert Associates, Inc. was organized in 1942. Through its operating subsidiaries, the registrant is engaged in the businesses of manufacturing and sales of telecommunication equipment, providing technical services and real estate leasing and related services. The registrant and its subsidiaries are sometimes referred to herein collectively as the "Gilbert companies."

 The holding company structure separates the administrative and financing activities of the registrant from the activities of its operating subsidiaries. The revenues, operating profits and identifiable assets of the registrant's telecommunications, technical services, and real estate segments for 1996 are stated in Note 14 to the consolidated financial statements contained in Part II, Item 8 of this report.

1996 CORPORATE DEVELOPMENTS

 On June 5, 1996, the Board of Directors announced that the company had begun to explore strategic options for its remaining units within the technical services segment. Separate investment banking firms have been retained to assist the registrant in the divestiture of both SRA Technologies, Inc. (SRA) and Resource Consultants, Inc. (RCI). The Company is also continuing to explore options for monetizing or otherwise disposing of its real estate holdings. If and when these units are disposed of, the registrant will have only one segment - Telecommunications.

TELECOMMUNICATIONS

 The telecommunications segment of the Gilbert companies consists of the design, manufacture and marketing of telecommunications equipment for use in specialized industries, and telecommunications wireline and wireless networks.

 The Telecommunications Act of 1996 ("Act") became law in February 1996.
The Act has and is expected to result in further competition within the telecommunications industry. Among other things, the Act provides for cable television rate deregulation, a relaxation of restrictions in the ownership of television and radio stations, allows local Bell companies to provide long distance telephone service, and removes certain restrictions to allow cable, long-distance and other companies to provide local telecommunications services. The effect of these provisions on the registrant's business is not certain.

 The telecommunications segment of the registrant is comprised of GAI-Tronics Corporation (GAI-Tronics), XEL Corporation (XEL) and SAFCO Technologies, Inc. (SAFCO).

 GAI-Tronics is principally engaged in the development, assembly and marketing of communication systems for industrial operations. In serving such customers, GAI-Tronics provides custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres. GAI-Tronics also designs and manufactures land mobile radio communication devices and emergency notification systems.

 On September 30, 1996, the Company acquired the assets of SAFCO Corporation's Electronic Systems Division (ESD). Terms of the acquisition called for the Company to pay SAFCO Corporation's shareholders approximately $5,000 in cash at closing (subject to certain adjustments), issue approximately $25,000 in notes payable and 7 year warrants exercisable to purchase 555,555 shares of the Company's stock at $18 per share. Of the $25,000 in notes payable, $15,000 was paid January 2, 1997 and the remaining $10,000 is to be paid on September 30, 2001, with interest due quarterly at a 7% annual rate. Also, under the terms of the agreement, the Company will pay SAFCO Corporation's shareholders additional incremental amounts through 1999 based upon the achievement of certain revenue and operating income levels. Any additional payments will increase goodwill. The first such payment will approximate $1,000 and will be paid in the first quarter of 1997.

 In connection with the ESD acquisition, $10,300, net of $6,500 income tax benefit, or $1.63 per share, of in-process research and development costs was expensed during the fourth quarter of 1996. The purchased in-process research and development had not yet reached technological feasibility and the technology had no alternative future use as of the date of closing.

 SAFCO's products and services focus on the measurement and analysis of signal strength, data communications and radio frequency transmitted between the wireless phone and cellsites. Upon the acquisition of SAFCO, the registrant's results of operations became significantly more seasonal in nature. Historically, a significant portion of SAFCO's revenue and operating profits are earned in the fourth calendar quarter. Due to the increased seasonality of the business, the registrant expects the first quarter of 1997's income and earnings per share to be significantly lower than those reported in the fourth quarter of 1996 prior to adjustments. These fourth quarter 1996 adjustments are discussed in Notes 2 and 9 to the consolidated financial statements in Part II, Item 8 of this report.

 XEL designs, manufactures and markets over 300 voice and data transmission system products for the telecommunications industry (wireline). XEL's products provide access to telecommunications services and automated monitoring and maintenance of telecommunication network performance, and extend the distance over which network operators are able to offer telecommunications services.

 The value of orders within the telecommunications segment may range from a minimal amount to over $1 million. The significant classes of products or services for this segment are (1) the design and assembly of communication systems for industrial operations (Industrial), (2) transmission system products (Wireline) and (3) measurement and analysis and land mobile radio (Wireless).

 The following table sets forth for the past three fiscal years the sales from each of the significant classes of products.

               1996      1995       1994
               ----      ----       ----
Industrial   $42,256   $38,296    $38,847
Wireline      35,543     5,679        -
Wireless      18,660     7,873      7,198

 The approximate percentage of sales derived from the principal markets served by the telecommunications segment during 1996 and the approximate percentage of its backlog as of January 3, 1997 represented by contracts with clients in such markets, were as follows:

                              Percentage of        Percentage of Backlog
 Market for Products          1996 Revenues        as of January 3, 1997
--------------------          -------------        ---------------------
 U.S. Private Industry            79%                       66%

 Foreign Governments and
   Businesses                     20                        32

 U.S. Federal, State and Local
    Governments and Agencies       1                         2


Revenue, operating profit and identifiable assets for the last three years within the telecommunications segment are disclosed in Note 14 to the consolidated financial statements in Part II, Item 8 of this report.

 The companies within the telecommunications segment are continually modifying their products and attempting to further expand their product lines. The companies manufacture few of the basic components employed in their equipment; instead, they primarily design and assemble their products and systems by use of standard or special components manufactured by others. Several sources of supply exist for such components so that the companies are not dependent upon any single supplier.

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

 During 1996, GTE and Motorola accounted for 18% and 12%, respectively, of total telecommunication revenue. No other customer accounted for 10% or more of such revenue in 1996 or 1995.

 A substantial part of the registrant's telecommunications business is obtained from customers to whom it has made previous sales. In 1996 and 1995, telecommunications sales made to customers who had made purchases within the last four years earlier accounted for approximately 93% and 95%, respectively, of total sales. There is no assurance that sales to such customers will account for a similar percentage of total revenues in the future. Many of the segment's sales are made as a result of proposals submitted in response to competitive bidding invitations.

 As of January 3, 1997 and December 29, 1995, the subsidiaries comprising the telecommunications segment had backlogs of contracts from which they had anticipated estimated future revenue of approximately $11,534 and $9,505, respectively. It is estimated that substantially all of the goods reflected in the backlog at January 3, 1997 will be shipped in 1997. Also, the vast majority of revenues earned in 1997 will be from orders received during the year.

 The companies comprising the telecommunications segment compete with a number of other organizations that develop specialized communication systems, design and produce transmission system products and test equipment for both wireline and wireless markets. Some of these competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. The dominant industry competitors of GAI-Tronics are believed to be Industronics, Fetre, Motorola, Federal Signal and ATI. XEL and SAFCO, in particular, compete in an industry subject to rapid technological changes. Direct competitors of XEL in one or more of its markets include Adtran, Alcatel, Conklin, Northern Telecom, Pulsecom, Teltrend, TXPORT, and Westell. SAFCO competes with LCC, Rohde and Schwarz and Comarco. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

 The companies within this segment spent approximately $7,038, $2,217 and $1,727 during 1996, 1995, and 1994, respectively, on company-sponsored product development and improvement. Several professional employees within these companies routinely engage in company-sponsored product development and improvement on a full-time basis.

 On January 3, 1997, the telecommunications segment had a total of 788 employees, of which 406 employees were professional and technical personnel. In comparison, this segment had a total of 657 employees on December 29, 1995, of which 289 were professional and technical personnel.

TECHNICAL SERVICES

 The technical services business segment consists of RCI and SRA, which are wholly-owned subsidiaries, and, until December 29, 1995 and June 20, 1995, United Energy Services Corporation (UESC) and Gilbert/Commonwealth, Inc. (G/C), respectively.

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

 During the fourth quarter of 1996, the registrant determined that $990, net of $510 income expense, or $.16 per share of previously established UESC closure reserve was no longer required and was reversed into income.

 As mentioned above, the registrant is seeking to divest the two remaining units within the Technical Services segment.

 The following table sets forth for the past three fiscal years the revenues derived from the listed categories of technical services rendered:

                              Technical Services Revenues
                              ---------------------------

                                           1996      1995       1994
                                           ----      ----       ----
Design and Related Services                 $0     $24,100   $111,359
Operations Services                          0      18,478     34,921
Defense Related Services                  64,744    69,884     63,092
Life and Environmental Sciences Services  20,144    21,073     20,515

The revenue, operating profit and identifiable assets for the last three years within the technical services segment are disclosed in Note 14 to the consolidated financial statements in Part II, Item 8 of this report.

 The following table sets forth the approximate percentage of operating revenues derived from the principal markets served by the technical services segment during 1996 and the approximate percentage of backlog as of January 3, 1997, represented by work arrangements with clients in such markets:

                                Percentage of        Percentage of Backlog
Market for Services             1996 Revenues        as of January 3, 1997
--------------------            -------------        ---------------------
 U.S. Private Industry               4 %                        3 %

 U.S. Federal, State and Local
   Governments and Agencies         96                         97

 Assuming no changes in customers and markets during 1997, the majority of the technical services revenue will be derived primarily from U. S. Governmental agencies in 1997.

 The work arrangements of this segment, while varying, are essentially either cost-plus or fixed-price. RCI and SRA have limited the number and extent of their fixed-price commitments in light of their experience that extended periods of performance and changes in governmental requirements tend to make it difficult to make adequate allowance for escalation and contingencies in fixed-price quotations. The majority of the Gilbert companies' technical services revenues was attributable to contracts other than fixed-price arrangements in each of the last three years. In addition, fixed-price contracts represent less than a majority of the backlog attributable to such segment at January 3, 1997. The ability to continue to sell services on a basis other than fixed-price will, however, depend upon a number of factors including the state of the national economy and the trend of contracting practices in the markets in which such services are rendered.

 Inventory is not essential to the operations of the Gilbert companies' technical services segment.

 The subsidiaries comprising the Gilbert companies' technical services segment own various patents and trademarks and have pending applications for other patents. However, such patents and trademarks are not individually or cumulatively significant to the business of such segment.

 The technical services segment's five largest clients have accounted for approximately 90% and 70% in 1996 and 1995, respectively, of its total revenues. In 1996 and 1995, the United States Government accounted for 90% and 60%, respectively, of total technical services revenues. These amounts represent revenue earned by the registrant as prime contractor. No other client or its affiliate accounted for 10% or more of such revenues in 1996 or 1995.

 A substantial portion of the business of the technical services segment is obtained from clients served for a number of years. In the years 1996 and 1995, services rendered to clients who had been served within the last four years earlier accounted for 96% and 91%, respectively, of the Gilbert companies' technical services revenues. There is no assurance that work authorizations from such clients will account for a similar percentage of total revenues in the future.

 As of January 3, 1997 and December 29, 1995, respectively, the subsidiaries comprising the Gilbert companies' technical services segment had backlogs of contracts or work authorizations from which they had anticipated estimated aggregate future revenues of approximately $249,000 and $201,000. Backlog is recognized as revenue when work is performed. Substantially all of the backlog of RCI and SRA at such dates represents work to be performed on government contracts for which funding has not yet been authorized. Such funding authorizations are generally issued by the government in periodic increments during the contract term. The subsidiaries comprising the technical services segment anticipate that approximately $71,000 of the revenues to be recognized by them under work authorizations outstanding at January 3, 1997 will be earned within the fiscal year ending January 2, 1998 and that additional revenues will be earned in 1997 from work authorizations received during the year. However, depending upon the timing of divestitures of RCI and SRA, the registrant's revenue amount could be much lower.

 Consistent with standard industry practice for technical services organizations, work authorizations for the Gilbert companies' technical services segment are terminable by their clients upon relatively brief notice, whether by the express terms of such work authorizations or otherwise. The completion dates for a number of projects have been extended in the past, thereby lengthening the period of time during which the backlog of estimated revenues for those projects was to be earned. With the continued unsettled conditions within the governmental agencies served by this segment, it is possible that one or more projects included in the backlog at January 3, 1997 might be extended or even canceled. Work authorizations from the largest client included in such backlog total $85,000 for work on several U.S. Navy programs, of which $77,000 is subject to government funding.

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

 To the best of the knowledge of the registrant, no reliable data is available with respect to the total size of the market for technical services for the full range of fields in which the registrant's subsidiaries are engaged. The registrant's technical services subsidiaries compete with a number of firms in each of the fields in which they are active, and some of their competitors have substantially larger total revenues, greater financial resources and more diversified businesses. The registrant's competitors include SAIC, Booz Allen Hamilton, Drake Beam & Morin and major universities containing schools of public health. Competition is based primarily on quality, price, reputation, experience and available skills and services. Since there are a great many firms rendering similar services as a portion of their businesses or to affiliated companies only, the registrant believes it does not constitute a substantial part of the total market for such services.

 Future business of the technical services segment of the Gilbert companies will be affected by the level of U.S. Governmental agency expenditures and to the extent pharmaceutical companies outsource laboratory work.

 The registrant's technical services subsidiaries spent approximately $700 in 1996 on company-sponsored research activities relating to the development of new products or services or the improvement of existing products or services.

 The registrant's technical services is not seasonal to any material extent.

 On January 3, 1997, the technical services segment had a total of 1,071 employees, of which 818 employees were professional and technical personnel. In comparison, such segment had a total of 1,446 employees on December 29, 1995, of which 1,069 employees were professional and technical personnel.

REAL ESTATE

 The revenue, operating profit, and identifiable assets for the real estate segment are disclosed in Note 14 to the consolidated financial statements in Part II, Item 8 of this report.

 The real estate segment consists of the operations of Green Hills
Management Company (GHMC), an operating division of the registrant. GHMC leases office space in five commercial buildings to tenants and provides facility management and construction services in the suburban Reading, Pennsylvania market. Of over 550,000 square feet of space available for lease to outside parties, GHMC leases 476,000 square feet to outside parties, or 86% as of January 3, 1997. The registrant leases approximately 21,000 square feet of space within the buildings. Including this space, 90% of the entire leaseable space is occupied.

 The real estate segment derives its main source of revenues from lease income; however a portion of income is derived from facility management and construction services provided to tenants and other parties. Total revenue for 1996 was $8,767, including rent from related tenants, which is eliminated in consolidation. Two tenants accounted for 80% of the total outside party rent for 1996. These tenants have leases which extend through 2004 and 2005.

 These buildings reside on approximately 50 acres of a total 530 acres owned by the registrant. The registrant is reviewing several alternatives regarding the real estate operations and assets in order to monetize the real estate value. GHMC had 26 employees at January 3, 1997 compared to 31 employees at December 29, 1995.

MISCELLANEOUS

 The registrant expects no material effect on the capital expenditures, earnings and competitive position of the registrant and its subsidiaries from its or their compliance with federal, state or local laws or regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.

 A portion of the revenue of the Gilbert companies is derived from customers or projects located outside the United States. All foreign revenues were from work authorizations with customers unaffiliated with the Gilbert companies. The countries providing the largest portion of foreign revenues in 1996 were China and Saudi Arabia.

ITEM 2. PROPERTIES.

 The physical properties owned and leased within the telecommunications and technical services segments consist primarily of office, manufacturing, and laboratory space and furniture and equipment. See Item 1 in the Real Estate section for discussion of property managed by GHMC, the registrant's real estate segment.

 RCI leases a total of 130,000 square feet of office space, primarily in the Washington, D.C. area, used for engineering and technical support activities under leases expiring between 1997 and 2001. Of this total, 36,000 square feet is leased under a separate agreement with limited partnerships in which certain officers of RCI hold limited partnership interests representing approximately 22% of the total equity of the partnerships, which existed prior to the registrant's acquisition of RCI. This lease expires in 2001.

 SRA leases from unrelated parties a total of 75,000 square feet of both office and laboratory space primarily in the Washington, D.C. area used for various engineering and biomedical research activities under leases expiring between 1997 and 2005.

 UESC leases approximately 31,000 square feet of office space in the Atlanta, Georgia area which expires in 1999. All of the space is currently subleased to unrelated parties.

 GAI-Tronics' manufacturing and office facilities are located near
Reading, Pennsylvania, and in Memphis, Tennessee. The facility near Reading, Pennsylvania, which is used to design and assemble communication systems, is owned by GAI-Tronics and consists of approximately 103,000 square feet and is located on a 17 acre tract of land owned by GAI-Tronics. The facility located in Memphis, Tennessee, which is used to design and assemble land mobile radio communication devices is leased by GAI-Tronics and consists of approximately 50,000 square feet with the lease expiring in 2000.

 XEL owns its office and manufacturing facility located in Aurora, Colorado. The entire facility is approximately 112,000 square feet. All of XEL's manufacturing of telecommunication transmission products is performed there, as are XEL's executive and administrative functions.

 SAFCO leases approximately 30,000 square feet of office and manufacturing space in Chicago, Illinois which expires in 2001.

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

ITEM 3. LEGAL PROCEEDINGS.

 On October 18, 1996, the Company announced the settlement of a $12,000 trial verdict against the Company and Gilbert/Commonwealth, Inc. of Michigan relative to a dispute concerning construction management work performed by a former subsidiary of Gilbert/Commonwealth, Inc. (G/C) in 1987 for Alaska-based Homer Electric Association. Terms of settlement call for the Company to be released from all liabilities in exchange for assignment of Company's insurance rights to the Plaintiffs. As a result of this settlement, the Alaska Trial Court released the $15,300 security bond previously posted by the Company. This settlement had no impact on the Company's results of operations.

 The registrant and its subsidiaries are involved in various other disputes which have resulted in pending litigation arising in the ordinary course of business which, in the opinion of the management of the registrant, will not materially affect the registrant's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 1996.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.

 The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the registrant are as follows:

Name               Position and Previous Experience                     Age
----               --------------------------------                     ---

Timothy S. Cobb   Mr. Cobb has been Chairman of the Board of             55
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

Paul H. Snyder    Mr. Snyder has been Senior Vice President and          49
                  Chief Financial Officer since February 1997 and
                  Vice President and Chief Financial Officer since
                  August 1995 to January 1997. From August 1994 to July 1995, Mr. Snyder was Vice President and
                  Chief Financial Officer of The Dreyfus Corporation, a subsidiary of Mellon Bank Corporation. From 1988 through 1994, he was Senior Vice President and Chief
                  Financial Officer of Mellon PSFS, Mellon Bank
                  Corporation's affiliate in Philadelphia, Pennsylvania.

Thomas F. Hafer   Mr. Hafer has been Senior Vice President since         48
                  February 1997 and Vice President from September
                  1995 to January 1997.  He has served as General
                  Counsel and Corporate Secretary since February 1994.
                  Mr. Hafer was named President of Green Hills
                  Management Co., a division of the registrant in September 1993. He was named Vice President of Green Hills Management Co. in February 1991.

 None of the above officers has a family relationship with another such officer. None of the officers was selected as a result of any arrangement or understanding with any other person other than directors of the registrant acting solely in their capacities as such.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SECURITY HOLDER MATTERS.

Private Placement

 In connection with the acquisition of the assets of the Electronic
Systems Division of SAFCO Corporation on September 30, 1996, the Company issued a warrant to SAFCO to purchase 555,555 shares of Common Stock at a purchase price of $18.00 per share (the "Warrant"). The Warrant expires on October 1, 2003. The Company has agreed to register the shares of Common Stock purchasable upon exercise of the Warrant for resale by SAFCO under the Securities Act of 1933 (the "Act") under certain conditions. The sale of the Warrant was exempt from the registration provisions of the Act pursuant to
Section 4(2) of the Act for transactions not involving a public offering, based on the fact that the private placement was made to one accredited investor who had access to financial and other relevant data concerning the Company, its financial condition, business and assets.

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


        1996             1995                                Dividends
    High     Low     High     Low                          1996     1995
    ------------     ------------                          ----     ----
   $14.00  $11.00   $13.75  $11.50     First Quarter       $.20     $.20
    14.25   11.00    13.25   12.00     Second Quarter       .20      .20
    13.25   11.00    14.38   11.75     Third Quarter        .10      .20
    14.25   11.88    15.50   12.25     Fourth Quarter       .10      .20

 At January 3, 1997, the approximate number of shareholders of Class A and Class B common stock was 3,500 and 450, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

Financial Review
Gilbert Associates, Inc. and Subsidiaries
Five Year Summary / Selected Financial Data
(000's except for share and per share information and number of employees)
Summary of Operations:           1996        1995         1994         1993         1992
                                 ----        ----         ----         ----         ----
Total Revenue                 $190,066     $193,495     $282,495     $291,606     $301,209

Costs and Expenses             194,865      188,487      293,655      280,444      286,243

Net Income(Loss)                (1,884)(1)   16,950(2)   (11,620)(3)    6,452(4)     9,057

Per Share of Class A and Class B
   Common Stock:

 Net Income(Loss)                (0.30)        2.57        (1.66)        0.87         1.19

 Dividends to Stockholders        0.60         0.80         0.80         0.76         0.72

Average Shares Outstanding   6,299,127    6,592,174    7,002,834    7,417,272    7,605,567


Summary of Financial Position:

Total Assets                  $164,327     $147,789     $147,085     $170,247     $165,424

Long-Term Debt                  26,549        2,226          871        1,066        1,097

Stockholders' Equity            97,620      102,481       99,514      118,114      124,042

Stockholders' Equity Per Share   15.37        16.30        14.30        16.82        16.65

Number of Employees              1,885        2,154        3,427        3,848        3,645


 (1)  Decreased by $10,300 resulting from the write-off of purchased in-process research and development associated with the SAFCO acquisition (Note 2).  Increased by $990 (Note 2)
        and $435 (Note 9), respectively, for the reversal of a charge associated with the closure of United Energy Services Corporation, and for the settlement of a claim filed by a former employee.
 (2)  Increased by a gain of $18,742 from the sale of Gilbert/Commonwealth, Inc., and decreased by $3,630 relative to the closure of United Energy Services Corporation (Note 2).
        Also, decreased by $2,500 resulting from the write-off of purchased in-process research and development associated with the XEL acquisition (Note 2).
 (3)  Decreased by $15,800 for expenses associated with the nuclear service business, including the write-off of goodwill, severance and idled leased facilities costs, and the increase of reserves to cover contractual issues on contracts completed in prior years and increased by $75 for closure of foreign subsidiaries and settlement of certain contractual issues (Note 9).
 (4)  Decreased by $1,320 to increase reserves for costs associated with resolving a series of claims filed by former employees of a subsidiary which was closed in 1988 and $200 for changes in accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations

1996 vs. 1995

 In the last two years, there have been a number of changes and adjustments related to actions taken by the Company to reposition itself as a leading telecommunications company and other unusual adjustments.

 During the fourth quarter of 1996, the Company recorded a non-cash charge to income of $10,300, net of $6,500 income tax benefit, or $1.63 per share, associated with purchased in-process research and development (Note 2). The Company also recorded income of $990, net of $510 income taxes, or $.16 per share, for the reversal of previously accrued expenses associated with the closing of United Energy Services Corporation (UESC) in 1995 (Note 2). Also during 1996, the Company recorded income of $435, net of taxes of $265, or $.07 per share related to the settlement of a claim involving a former employee (Note 9). Adjustments to income for 1995 include a gain of $18,742, net of taxes of $7,800, or $2.74 per share relating to the sale of Gilbert/Commonwealth, Inc. (G/C) (Note 2). The results of G/C's operations are excluded from the consolidated statement of operations from April 1, 1995 forward. Also in 1995, the Company recorded a $3,630 charge to income, net of a $1,870 income tax benefit, or $.57 per share, to reflect costs associated with closing UESC (Note 2). In addition, a non-cash charge to income of $2,500 or $.40 per share, was recorded in 1995 related to purchased in-process research and development (Note 2). All of the aforementioned adjustments, excluding the sale of G/C and closure of UESC, are reflected in selling, general and administrative expenses.

 Excluding all adjustments, net income for 1996 was $6,991 or $1.11 per share compared to $4,338 or $.66 per share in 1995, a 61% and 68% increase, respectively. Income before provision for taxes on income and net gain on dispositions increased to $11,301 in 1996 from $7,508 in 1995, or 51%. The improved results are primarily due to higher operating profits within the telecommunications and real estate segments, offset in part by lower interest income and technical services segment profit. Revenue declined 2% due to the absence of G/C and UESC, offset in part by higher revenue within the telecommunications and real estate segments. On a percentage basis, excluding adjustments, earnings per share increased greater than net income due to fewer shares outstanding.

1995 vs. 1994

 In 1994, results of operations included a charge to income of $15,800 or $2.26 per share associated with the Company's nuclear service business, and were increased by $75 or $.01 per share relative to closing foreign subsidiaries and settlement of certain contractual issues.

 Excluding all adjustments, net income increased $233 or 6%, and earnings per share increased $.07 or 12% in 1995 as compared to 1994. Income before provision for taxes on income and net gain on dispositions of subsidiaries increased 5% from 1994 to 1995. The increases primarily related to improved results within the telecommunications segment, higher interest income derived from the proceeds on the sale of G/C and improved UESC operations, offset in part by the absence of G/C's earnings in the last three quarters of 1995. Revenue declined 32% due primarily to the aforementioned exclusion of G/C. On a percentage basis, excluding adjustments, earnings per share increased greater than net income due to fewer shares outstanding.

Telecommunications Segment

 The current year telecommunications segment operating profit increased 84% on a revenue increase of 86% over 1995. The gross profit percentage increased from 37% in 1995 to 39% in 1996. The large revenue increase is primarily due to having a full year of operations from XEL (wireline business) included in 1996, whereas 1995 included only two months of XEL's operations. Revenue also increased due to the acquisition of the assets of SAFCO Corporation's Electronic Systems Division (ESD), purchased September 30, 1996, and increases in industrial telecommunications sales. Higher industrial sales is attributed to new product sales and increased international shipments. The gross profit percentage increase is due to the addition of ESD, which is a highly seasonal business with a large majority of revenues and profits being generated in the fourth quarter. Historically, approximately 65% of ESD's operating profits are earned in the fourth quarter.

 The telecommunications segment's sales increased 13% in 1995 as compared to 1994. The increase relates primarily to the acquisition of XEL Corporation, which was acquired on October 30, 1995. The gross profit percentage increased to 37% in 1995 from 36% in 1994. This increase is primarily due to the benefits realized from consolidating manufacturing facilities within the industrial business.

Technical Services Segment

 The technical services segment revenue declined 36% in 1996 compared to 1995. Gross profit declined from 18% in 1995 to 13% in 1996. These declines are attributed to the absence of G/C and UESC. The revenue of the remaining units declined 7% and the gross profit margin increased to 13% in 1996 from 12% in 1995. The favorable relationship between the change in revenue and gross profit is due to higher margin work.

 The technical services segment reported a 42% decrease in revenue in 1995 as compared to 1994. The large decrease was due primarily to the sale of G/C. The gross profit percentage declined to 18% in 1995 from 22% in 1994, due primarily to the absence of G/C and lower margins realized on services provided to the U.S. Government.

Real Estate Segment

 Real estate segment revenue increased 39% and operating profit increased over 350% in 1996 as compared to 1995 due to a full year of The Parsons Corporation lease and a 67,000 square foot office lease which began February 1, 1996. As part of the G/C sale agreement, The Parsons Corporation has signed a ten year lease with the Company for 200,000 square feet of office space effective April 1, 1995. The total square feet available for lease is approximately 550,000 of which approximately 90% was leased as of January 3, 1997. Approximately 4% is leased to related subsidiaries.

 Rental income derived from unrelated tenants amounted to $4,920 in 1995 compared to $2,284 in 1994. The increase is largely due to the Parsons lease mentioned above.

 As previously disclosed, the Company continues to evaluate its options for monetizing its real estate assets.

Other income

 Other income decreased from $2,795 in 1995 to $298 in 1996 due primarily to lower interest income and the discontinuation of certain activities within the real estate segment in 1995.

 Included in other income in 1995 is $1,439 of interest income which compares to $144 earned in 1994. The increase was due to the proceeds received from the G/C sale. Despite higher interest income, other income declined $1,688 in 1995 to $2,795 as compared to 1994. The decline was due primarily to including rental income as other income in 1994. In 1995, rental income is presented separately within the real estate segment.

Selling, General and Administration

 Excluding all adjustments, selling, general and administrative expenses increased 3% from 1995 to 1996. The increase is primarily due to the inclusion of XEL for a full year in 1996 and the acquisition of ESD, offset in part by the absence of G/C and UESC. Research and development costs, which are included in selling, general and administrative expenses, increased from $3,822 in 1995 to $7,771 in 1996. The increase is primarily due to the inclusion of XEL for a full year in 1996.

 Also, excluding the adjustments mentioned above, selling, general and administrative expenses decreased 42% from 1994 to 1995 primarily due to the absence of G/C for the last three quarters of 1995. Research and development costs increased from $2,324 in 1994 to $3,822 in 1995, primarily due to the acquisition of XEL.

Provision for taxes on income

 Excluding the aforementioned adjustments, the provision for taxes on income decreased from an effective rate of 42% in 1995 to 38% in 1996. The decrease relates primarily to lower state taxes.

 The provision for taxes on income, prior to all adjustments, decreased from an effective rate of 43% in 1994 to 42% in 1995.

Liquidity and Capital Resources

 Working capital decreased $2,571 or 7% from 1996 to 1995. Cash and cash equivalents declined $9,637. Amounts generated from operations, combined with the available cash and cash equivalents and lines of credit should provide adequate working capital to satisfy contingent payments to former IAI principals and future payments to former XEL and SAFCO Corporation's shareholders.

 Lines of credit with CoreStates Bank, N.A., are available to fund both short-term cash needs as well as future acquisitions. These lines are more fully discussed in Note 4.

 The Company estimates that its total capital expenditures in 1997, excluding acquisitions, will be approximately $6,000. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

 Upon the acquisition of ESD, the Company's results of operations became significantly more seasonal in nature. A large majority of ESD's revenue and operating profits (65%) are earned in the fourth calendar quarter. The results of the Company for 1996 include the revenues and earnings of ESD for only the fourth quarter of 1996. Due to the increased seasonality of the business, the Company expects the first quarter of 1997 income and earnings per share on a consolidated basis to be significantly lower than those reported in the fourth quarter of 1996 prior to the aforementioned adjustments.

 On June 5, 1996, the Board of Directors announced that the Company has begun to explore strategic options for its remaining units within the technical services segment. Separate investment banking firms have been retained to develop strategies for both SRA and RCI. The Company is continuing to explore options for monetizing and disposing of its real estate holdings. Alternatives could include an outright sale, a spin-off or leveraging. As a result of the steps taken, the Company could adopt discontinued operations treatment for all but its telecommunications business in early 1997. Results for the first quarter of 1997 from continuing operations may be in a loss position because of the allocation of all corporate overhead just to the remaining segment and the increased seasonality of its telecommunication segment.

 The Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially. Potential risks and uncertainties include, without limitation: the effect of general economic conditions, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; with respect to the Technical Services segment, its dependence on the U.S. government as a customer; and with respect to the Telecommunications segment, the uncertain effect of the Telecommunications Act of 1996, technology change, and risks of product development and commercialization difficulties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

 The Company's financial statements have been audited by Arthur Andersen LLP, independent public accountants, as stated in their report below. They have been elected to perform this function by the stockholders of the Company. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

       T. S. Cobb
       Chairman, President
       and Chief Executive Officer

       P. H. Snyder
       Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Gilbert Associates, Inc.:

 We have audited the accompanying consolidated balance sheet of Gilbert Associates, Inc. and Subsidiaries as of January 3, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilbert Associates, Inc. and Subsidiaries as of January 3, 1997, and the consolidated results of their operations and their cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.

Philadelphia, Pennsylvania
January 28, 1997                        Arthur Andersen LLP

To the Stockholders and Board of Directors of Gilbert Associates, Inc.:

 We have audited the accompanying consolidated balance sheet of Gilbert Associates, Inc. and Subsidiaries as of December 29, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gilbert Associates, Inc. and Subsidiaries as of December 29, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 29, 1995 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.
2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 31, 1996

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years 1996, 1995 and 1994
(000's except for per share information)
                                                    1996       1995      1994
                                                   ------     ------    ------

 Total revenue                                    $190,066   $193,495  $282,495
                                                  --------   --------  --------
 Costs and expenses:
  Cost of revenue                                  138,727    147,132   208,640
   Selling, general and administration              56,138     41,355    85,015
                                                   -------    -------   -------
 Total costs and expenses                          194,865    188,487   293,655
                                                   -------    -------   -------
 Income(Loss) before provision(benefit) for taxes
   on income(loss) and net gain on dispositions
   of subsidiaries                                  (4,799)     5,008   (11,160)

 Net gain on dispositions of subsidiaries            1,500     21,042        -
                                                    -------    ------   --------
 Income(Loss) before provision(benefit) for taxes
   on income(loss)                                  (3,299)    26,050   (11,160)

 Provision(Benefit) for taxes on income(loss)       (1,415)     9,100       460
                                                   --------   -------  ---------
 Net income(loss)                                  $(1,884)   $16,950  $(11,620)
                                                   ========   =======  =========
 Net income(loss) per average number of
   Class A and Class B shares
   outstanding                                      ($0.30)     $2.57    ($1.66)
                                                   ========   =======  =========



The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years 1996, 1995 and 1994
(000's)
                                                    1996       1995      1994
                                                    ----       ----      ----
Cash flows from operating activities:

  Net income(loss)                                $(1,884)    $16,950  $(11,620)
  Adjustments to reconcile net income(loss) to net
   cash provided by operating activities:
    Gain on sale of Gilbert/Commonwealth, Inc.         -      (26,542)       -
    Disposition of United Energy Services
      Corporation                                  (1,500)      5,500        -
    Depreciation and amortization                   5,770       4,976     6,922
    Goodwill write-off                                 -           -     12,200
    Purchased research & development write-off     16,800       2,500        -
    Provision for doubtful accounts, net               37          54      (164)
    Provision for estimated liability for
      contract losses, net                            185          49     3,700
    Provision for self-insured retention               -          136       825
    Benefit from deferred income taxes             (3,880)        (68)     (725)
    Changes in current assets and current
      liabilities, net of effects from
      acquisitions and dispositions:
      Accounts receivable and unbilled revenue        828       1,069     9,148
      Inventories                                  (2,794)       (112)     (359)
      Other current assets                            605        (244)     (287)
      Accounts payable and salaries and wages        (101)       (600)   (3,039)
      Other accrued liabilities                    (3,827)     (1,859)     (862)
      Income taxes, currently payable               1,435       2,334        68
      Estimated liability for contract losses        (232)     (2,750)   (1,241)
      Contractual billings in excess of
       recognized revenue                            (151)       (461)      280
  Other, net                                          257         245      (492)
                                                  --------    --------   -------
  Net cash provided by operating activities        11,548       1,177    14,354
                                                  --------    --------   -------
Cash flows from investing activities:
  Payments for acquisitions, net of cash
    acquired                                      (22,162)    (23,164)   (1,500)
  Proceeds from sale of Gilbert/Commonwealth, Inc.     -       45,932        -
  Payments for property, plant and equipment       (7,766)     (4,406)   (5,513)
  Proceeds from sale of property, plant
    and equipment                                   1,102         665       202
                                                  --------    --------   -------
  Net cash provided by (used for)
   investing activities                           (28,826)     19,027    (6,811)
                                                  --------    --------   -------

Cash flows from financing activities:
  Payments of long-term debt                       (1,689)       (162)     (364)
  Net repayments under note payable                    -       (2,000)   (3,000)
  Proceeds from issuance of debt                   14,800          -         -
  Issuance of treasury stock in connection
    with stock option, award and purchase
    plans                                             341         825       916
  Payments to acquire treasury stock                 (857)     (9,511)   (2,206)
  Cash dividends paid                              (3,785)     (5,297)   (5,607)
  Other, net                                       (1,169)       (367)     (571)
                                                 ---------    --------   -------
  Net cash provided by (used for)
   financing activities                             7,641     (16,512)  (10,832)
                                                 ---------    --------  --------
Net increase(decrease) in cash and
  cash equivalents                                 (9,637)      3,692    (3,289)
Cash and cash equivalents at beginning
  of year                                          11,119       7,427    10,716
                                                 ---------   ---------  --------
Cash and cash equivalents at end of year         $  1,482    $ 11,119   $ 7,427
                                                 =========   =========  ========


Supplemental cash flow disclosures:

  Interest paid                                  $    586    $    122   $   103
                                                 ========    ========   =======

  Income taxes paid, net of refunds received     $  1,030    $  6,834   $ 1,117
                                                 ========    ========   =======
  Non-cash investing and financing activities:
    The Company purchased the assets of the Electronic Systems Division of SAFCO Corporation. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired      $ 32,078
        Cash paid to date                   (20,618)
                                           ---------
             Liabilities assumed           $ 11,460
                                           =========
The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 3, 1997 and December 29, 1995
(000's)

                                           January 3,            December 29,
                                              1997                   1995
ASSETS                                  --------------         ---------------

 Current assets:
 Cash and cash equivalents                  $ 1,482                 $11,119
  Accounts receivable, net of allowance
     for doubtful accounts of $1,654 in
     1996 and $2,005 in 1995                 31,932                  24,717
 Unbilled revenue                             5,419                  10,086
 Inventories                                 16,244                  11,548
 Deferred income taxes                        4,370                   5,860
 Other current assets                         4,113                   4,601
                                            -------                 -------
  Total current assets                       63,560                  67,931
                                            -------                 -------
 Property, plant and equipment, at cost:
 Land                                         4,177                   4,362
 Buildings                                   46,376                  43,838
 Furniture and equipment                     34,178                  29,626
                                            -------                 -------
                                             84,731                  77,826
 Less accumulated depreciation and
   amortization                              37,156                  33,855
                                            -------                 -------
                                             47,575                  43,971
                                            -------                 -------
 Deferred income taxes                        6,395                     605
 Other assets                                 1,280                   1,320
 Intangible assets                           45,517                  33,962
                                           ---------               ---------
  Total Assets                             $164,327                $147,789
                                           =========               =========




The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 3, 1997 and December 29, 1995
(000's except for share information)

                                                January 3,          December 29,
                                                    1997                1995
LIABILITIES                                 --------------      ----------------

 Current liabilities:
 Accounts payable                                  $  9,961            $  7,588
 Salaries and wages                                   3,858               4,158
 Income taxes, currently payable                      3,265               1,670
 Estimated liability for contract losses              2,674               3,171
 Other accrued liabilities                           11,376              16,196
 Contractual billings in excess of
    recognized revenue                                  488                 639
                                                    -------             -------
  Total current liabilities                          31,622              33,422
                                                    -------             -------
 Long-term debt                                      26,549               2,226
 Other long-term liabilities                          6,127               7,068
 Self-insured retention                               2,409               2,592
 Commitments and contingencies

STOCKHOLDERS' EQUITY

 Preferred stock, nonvoting, par value
     $1 per share, 1,000,000 shares
     authorized, 0 shares outstanding.                   -                   -
 Class A common stock, nonvoting, par value
     $1 per share; Issued:  1996, 8,516,812
     shares; 1995, 8,532,528 shares                   8,517               8,532
 Class B common stock, voting, par value
     $1 per share; Issued and outstanding:
     1996, 468,488 shares; 1995, 452,772 shares         468                 453
 Capital in excess of par value                      38,091              38,492
 Warrants outstanding                                 1,180                  -
 Retained earnings                                   89,838              95,507
 Deferred compensation-restricted stock                (287)                 -
 Class A common stock held in treasury, at cost:
     1996, 2,633,137 shares; 1995, 2,696,476 shares (40,187)            (40,503)
                                                    --------            --------
                                                     97,620             102,481
                                                   ---------           ---------
  Total Liabilities and Stockholders' Equity       $164,327            $147,789
                                                   =========           =========




The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1996, 1995 and 1994
(000's except for share information)
                                                              Common Stock
                                      ----------------------------------------------------------
                                                 Class A                        Class B
                                      ----------------------------      ------------------------
                                        Shares            Amount          Shares        Amount
                                      ----------        ----------      ----------    ----------
 Balances at December 31, 1993         7,625,566          $7,625        1,359,734        $1,360
 Conversion from Class B to
    Class A, net                          72,918              73          (72,918)          (73)
                                       ---------         -------         ---------      --------
  Balances at December 30, 1994        7,698,484           7,698        1,286,816         1,287
 Conversion from Class B to
    Class A, net                         834,044             834         (834,044)         (834)
                                       ---------         -------         ---------      --------
  Balances at December 29, 1995        8,532,528           8,532          452,772           453
 Conversion from Class A to
    Class B, net                         (15,716)            (15)          15,716            15
                                       ----------        --------        ---------      --------
  Balances at January 3, 1997          8,516,812          $8,517          468,488          $468
                                       ==========        ========        =========      ========


The accompanying notes are an integral part of the consolidated financial statements.

GILBERT ASSOCIATES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1996, 1995 and 1994
(000's except for share information)
                                                                             Deferred        Foreign              Class A
                                  Capital in                              Compensation -     Currency          Treasury Stock
                                  Excess of      Warrants     Retained      Restricted      Translation     --------------------
                                  Par Value     Outstanding   Earnings       Stock          Adjustments       Shares      Amount
                                  ----------    -----------   --------   ---------------    -----------       ------      ------
 Balances at December 31, 1993    $38,932       $     -       $101,081     $        -        $    83        1,961,474   $(30,967)
 Net loss                                                      (11,620)
 Cash dividends paid, $.80 per
    share                                                       (5,607)
 Translation adjustments                                                                         (83)
 Purchase of treasury stock            (8)                                                                    134,624     (2,198)
 Issuance of treasury stock in
    connection with stock option,
    award and purchase plans          (217)                                                                   (71,702)     1,133
                                  ---------     ------------  ---------  ---------------    -----------     ----------   --------
 Balances at December 30, 1994      38,707             -        83,854              -              -        2,024,396    (32,032)
 Net income                                                     16,950
 Cash dividends paid, $.80 per
    share                                                       (5,297)
 Purchase of treasury stock                                                                                   738,734     (9,511)
 Issuance of treasury stock in
    connection with stock option,
    award and purchase plans          (215)                                                                   (66,654)     1,040
                                  ---------    -------------   --------  ---------------    -----------     ----------   --------
 Balances at December 29, 1995      38,492             -        95,507              -              -        2,696,476    (40,503)
 Net loss                                                       (1,884)
 Cash dividends paid, $.60 per
    share                                                       (3,785)
 Issuance of restricted stock           (86)                                      (431)                       (34,500)       517
 Restricted stock amortization                                                     144
 Issuance of warrants                                  1,180
 Purchase of treasury stock                                                                                    69,418       (857)
 Issuance of treasury stock in
    connection with stock option,
    award and purchase plans            (315)                                                                 (98,257)       656
                                  -----------    ------------   -------  ---------------    -----------     ---------   ---------
 Balances at January 3, 1997      $   38,091     $     1,180    $89,838    $      (287)      $     -        2,633,137   $(40,187)
                                  ===========    ============   =======  ===============    ===========     =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

Gilbert Associates, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(000's except for share and per share information)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR: The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The 1996 fiscal year included 53 weeks and ended on January 3, 1997, whereas 1995 and 1994 fiscal years included 52 weeks each and ended on December 29, 1995, and December 30, 1994, respectively.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

RECOGNITION OF REVENUE: The Company recognizes revenue and accrues costs associated with the training and installation upon shipment of goods for the telecommunications segment. The Company recognizes revenue on contracts entered into for technical services as the work is performed. Costs and expenses are charged to operations as incurred. Losses, estimated to be sustained upon completion of contracts, are charged to income in the year such estimates are determinable.

INSURANCE PROGRAMS: The Company's overall insurance coverages contain provisions for significant deductibles and funding on a claims paid basis. Accruals, which relate primarily to workers' compensation, aggregate $2,426 and $2,698 at January 3, 1997, and December 29, 1995, respectively, and are included in other accrued liabilities on the consolidated balance sheets.

 The accrual for reported claims and for claims incurred but not yet reported relating to professional liability exposures is estimated on the basis of historical claims experience. This accrual is reflected on the consolidated balance sheets as self-insured retention.

INVENTORIES: Inventories, which consist of material, labor and overhead, are determined on the first-in, first-out (FIFO) method and are stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION AND
AMORTIZATION: For financial reporting purposes, the Company provides for depreciation and amortization of property, plant and equipment, including assets under capital leases, on the straight-line method over the estimated useful lives of the various classes of assets. For income tax purposes, the Company uses accelerated depreciation where permitted. Useful lives of depreciable assets, by class, are as follows:

   Buildings                  30 to 40 years
   Furniture and equipment     3 to 10 years

 Costs of maintenance and repairs are charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.



INTANGIBLE ASSETS: Goodwill is being amortized by charges to operations on a straight-line basis over periods of 20 to 40 years, and such amortization amounted to $1,173 in 1996, $713 in 1995, and $842 in 1994. Accumulated amortization amounted to $5,150 at January 3, 1997, and $3,977 at December 29, 1995. Goodwill, after accumulated amortization, amounted to $44,942 and $33,087 at January 3, 1997, and December 29, 1995, respectively.

 The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company's primary financial indicator for assessing recoverability of goodwill is whether a subsidiary is projected to generate sufficient income and cash flow on an undiscounted basis.

 Other intangible assets include covenants not to compete and are amortized on a straight-line basis over five years.

INCOME TAXES: The Company utilizes the liability method of accounting for income taxes. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

RESEARCH AND DEVELOPMENT: Expenditures relating to the development of new products and processes, including significant improvements, refinements and engineering support to existing products and purchased in-process research and development, are expensed as incurred, and are included in selling, general and administrative expenses. The amounts charged against income were $24,571 in 1996, which includes a pre tax charge of $16,800 of purchased in-process research and development, $6,322 in 1995, which includes a $2,500 charge of purchased in-process research and development, and $2,324 in 1994.

STATEMENTS OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

ESTIMATES: The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Also, estimates are made for reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

RECLASSIFICATIONS: The consolidated financial statements have been reclassified to conform with current year presentation.


2. ACQUISITIONS/DISPOSITIONS:

 On September 30, 1996, the Company acquired the assets of SAFCO Corporation's Electronic Systems Division (ESD). Terms of the acquisition called for the Company to pay SAFCO Corporation's shareholders approximately $5,000 in cash at closing (subject to certain adjustments), issue approximately $25,000 in notes payable and 7 year warrants exercisable to purchase 555,555 shares of Company's stock at $18 per share. Of the $25,000 in notes payable, $15,000 was paid January 2, 1997 and the remaining $10,000 is to be paid on September 30, 2001, with interest due quarterly at a 7% annual rate. Under the terms of the agreement, the Company will also pay SAFCO Corporation's shareholders additional incremental amounts through 1999 based upon the achievement of certain revenue and operating income levels. Any additional payments will increase goodwill. The first such payment approximates $1,000 and will be paid in the first quarter of 1997.

 In connection with the ESD acquisition, $10,300, net of $6,500 income tax benefit, or $1.63 per share, of in-process research and development costs was expensed during the fourth quarter of 1996. The purchased in-process research and development had not yet reached technological feasibility and the technology had no alternative future use as of the date of closing.

 Historically, ESD, which was subsequently renamed SAFCO Technologies, Inc.(SAFCO), has been a highly seasonal business with up to 40% and 65% of its revenues and operating income, respectively, generated in the last quarter of the calendar year.

 In the last quarter of 1995, the Company decided to close its United Energy Services Corporation (UESC) subsidiary. Total reserves recorded in connection with the disposition of assets and liabilities were $3,630, net of an income tax benefit of $1,870, or $.57 per share. The majority of these reserves were recorded in other accrued liabilities. In the fourth quarter of 1996, the Company determined that $990, net of $510 income tax expense, or $.16 per share, of these reserves was no longer required and was reversed to income.

 On October 27, 1995, the Company acquired all of the outstanding capital stock of XEL Corporation (XEL) for $30,000. As part of the stock purchase agreement, the Company paid XEL shareholders approximately $954 in the first quarter of 1996. Also, under the terms of the agreement, the Company will pay XEL shareholders additional incremental amounts through 1998 based upon the achievement of certain earnings and revenue objectives. Any additional amounts paid will increase goodwill. In connection with the XEL acquisition, the Company acquired in-process research and development with a fair market value of $2,500. Accordingly, the Company expensed $2,500, or $.40 per share, in the fourth quarter of 1995 with no associated tax benefit.

 On June 16, 1995, the Company's Class B shareholders approved the sale of the Gilbert/Commonwealth, Inc. (G/C) subsidiary to the Parsons Corporation (Parsons) and on June 20, 1995, the Company completed the sale for a price of $45,932. The purchase price was adjusted downward by $1,227 from the amount previously disclosed in the Company's Proxy Statement dated May 26, 1995 primarily due to unanticipated severance costs incurred by G/C subsequent to May 26, 1995. The sale of G/C resulted in a $18,742 gain, net of income taxes of $7,800, or $2.74 per share. The tax benefit on a $8,758 capital loss carryforward, for which a valuation allowance was previously recorded, was recognized to reflect utilization of the carryforward associated with this transaction.

 As part of the agreement, Parsons signed a ten year lease with the Company for 200,000 square feet of office space. The consolidated statements of operations exclude the results of G/C subsequent to March 31, 1995, the effective date of sale pursuant to the agreement with Parsons.

 All acquisitions were accounted for as purchases, and goodwill was determined based upon the fair values of assets acquired and liabilities assumed. At the dates of acquisition, such liabilities aggregated $3,031 and $6,807 in 1996 and 1995, respectively. Goodwill for SAFCO and XEL was $10,405 and $10,382, respectively. The Company's consolidated statements of operations include the results of operations of the acquired businesses since the dates of acquisition.

 The following unaudited consolidated pro forma statements of operations for the years 1996 and 1995 include SAFCO and XEL as if they had been acquired at the beginning of each of the respective periods:

                                1996         1995
                               -----        -----

 Revenue                      $202,765    $243,983
 Net income(loss)             $ (2,252)   $  7,601
 Net income(loss) per
  average number of
  Class A and Class B
  shares outstanding             $(.36)      $1.15

 The pro-forma statements of operations include adjustments for elimination of interest income on cash used in the acquisitions, interest expense and amortization of intangible assets.

3. INCOME TAXES:

Income tax provisions(benefits) consist of the following:

                          1996       1995       1994
                          ----       ----       ----
Current:
  Federal              $  2,100    $ 6,635    $   790
  State and foreign         365      2,533        395
                        -------    -------    -------
                          2,465      9,168      1,185
                        -------    -------    -------
Deferred:
  Federal                (2,790)      (440)      (620)
  State                  (1,090)       372       (105)
                       ---------   --------   --------
                         (3,880)       (68)      (725)
                       ---------   --------   --------
                       $ (1,415)   $ 9,100    $   460
                       =========   ========   ========

 The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                    January 3, 1997      December 29, 1995
                                   -----------------     -----------------
Deferred income tax assets:
 Intangible assets                      $ 5,671               $   -
 Retirement liabilities                   2,115                 3,074
 Reserves for contract disallowances
   and bad debts                          1,671                 2,347
 Self-insured retention                     915                 1,089
 Workers' compensation reserves             791                   958
 Closure of United Energy Services Corp.    687                 1,670
 Legal claims reserves                       -                  1,323
 Other                                    3,406                 3,160
                                      ----------            ----------
                                        $15,256               $13,621
                                      ----------            ----------


                                      January 3,             December 29,
                                         1997                    1995
                                    ------------             ------------
Deferred income tax liabilities:
 Depreciation                          $ 3,193                 $ 3,114
 Contract retention                        699                   1,703
 Other                                     599                   2,339
                                     ----------              ----------
                                         4,491                   7,156
                                     ----------              ----------
 Net deferred income tax asset         $10,765                 $ 6,465
                                     ==========              ==========

A reconciliation of the statutory income tax rate to the effective tax rate follows:

                                         1996      1995       1994
                                         ----      ----       ----

Federal statutory tax rate             (34.0)%     35.0%     (34.0)%
Utilization of capital loss               -       (11.8)        -
Purchased research & development
   write-off                              -         3.4         -
Closure of foreign subsidiaries           -          -        (4.1)
State and foreign taxes                (14.5)       7.0        2.1
Amortization and write-off of goodwill   7.8         .6       39.0
Other, net                              (2.2)        .7        1.1
                                       ------      ----        ---
 Effective tax rate                    (42.9)%     34.9%       4.1%
                                       ======      ====        ===

 The 1991 sale of stock of Gilbert/Commonwealth Inc. of Michigan resulted in a capital loss for federal income tax purposes of $10,225. During 1995, the remaining $8,758 of the original $10,225 of capital loss for which a valuation allowance was previously recorded, was recognized to offset taxes on the gain on the sale of Gilbert/Commonwealth, Inc.


4. LONG-TERM DEBT:

Long-term debt consists of the following obligations:

                                                January 3,      December 29,
                                                   1997             1995
                                                ---------         ---------
Acquisition line of credit(see below)            $14,800          $     -
Note payable, interest due quarterly at 7%,
   principal due 2001                             10,000                -
Mortgage obligation, $21 due monthly
   to 2001 including interest at 8.5%              1,026              1,188
Note payable, $6 due monthly to
   1996, including interest at 8%                    -                   37
Notes payable, interest and principal due
   at maturity, with maturity dates from
   1997-1999 and interest rates from 6% to 9%        320                390
Capital lease obligations, with monthly
   payments not exceeding $33
   with maturity dates from 1997 to 2001 and
   interest rates ranging from 8.0% to 14.5%         725              1,012
                                                 --------           --------
                                                  26,871              2,627
Less current maturities                             (322)              (401)
                                                 --------           --------
                                                 $26,549            $ 2,226
                                                 ========           ========

The aggregate maturities of long-term debt, including the capital lease obligations, are as follows:

 1997                 $   322
 1998                   2,316
 1999                   3,554
 2000                   3,294
 2001 and thereafter   17,385

In connection with the aforementioned capital leases and mortgage obligation, the Company has pledged as collateral the following:

                                January 3,
                                   1997
                               -----------
Land and building                 $4,925
Equipment                          1,624
Less accumulated depreciation     (1,201)
                                  -------
                                  $5,348
                                  =======

 Under terms of a 1996 loan agreement, agented by CoreStates Bank, N.A., the Company has a working capital line of credit of $28,000 and an acquisition line of credit of $50,000, of which up to $5,000 could be used for additional working capital. The agreement requires maintenance of certain financial covenants, and the Company pays a commitment fee of one-eighth of one percent on the unused portion of the lines. Due to loan covenants and outstanding borrowing, approximately $25,000 of the acquisition line was available for additional use at January 3, 1997. The loan agreement contains a number of financial and other covenants that, among other things, place restrictions on funded debt to tangible net worth.

 The working capital line of credit is available through June 3, 1997. At January 3, 1997 and December 29, 1995, $1,554 and $20,206, respectively, was committed for stand-by letters of credit or other reservations.

 The acquisition line of credit is available through June 3, 1998. Any balance outstanding at that time will convert to a term loan and be amortized in equal principal payments over the following 60 months.

 Interest charges are based, at the Company's option, on a function of LIBOR or the Prime Rate.

 Although the aforementioned lines of credit are presently unsecured, the Company has granted to its lender the right to use the assets of the Company to secure the outstanding indebtedness of the Company to its lender upon violation of any of the terms or conditions of such lending arrangement and/or loan agreement. The Company is in compliance with all covenants related to the existing borrowings.

5. INVENTORIES:

Inventories consist of the following:

                          January 3,       December 29,
                             1997              1995
                         ----------         ----------
Raw materials               $10,755            $ 6,789
Work in process               1,768              1,732
Finished goods                3,721              3,027
                         ----------         ----------
                            $16,244            $11,548
                         ==========         ==========


6. POSTRETIREMENT BENEFITS:

 Substantially all regular, full-time employees of the Company and its subsidiaries are participants in various defined contribution retirement plans. Employer contributions under these plans are generally at the discretion of the Company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in 1996, 1995, and 1994, totaled $2,103, $2,734, and $4,231, respectively.

 In 1996, the Company completed arrangements with an insurance carrier to assume the liability for certain five thousand dollar postretirement death benefit obligations. In early 1995, the Company discontinued this plan for most employees.


7. CAPITAL STOCK:

 Except for voting privileges, shares of Class A and Class B common stock are identical. Class B stockholders must be either directors of the Company, or active employees of the Company or its subsidiaries. They may not sell or transfer such stock without having first extended an offer of sale to the Company. There were 12,000,000 authorized shares of Class A and Class B common stock as of December 29, 1995.

 An amendment to the Company's Certificate of Incorporation was approved during the second quarter of 1996 to reduce the number of authorized shares from 24,000,000 shares to 11,000,000 shares, 10,000,000 shares of which are common stock and 1,000,000 shares of which are preferred stock. No preferred stock was outstanding as of January 3, 1997.

 In 1996, the Board of Directors adopted a Stock Purchase Assistance Plan, subsequently approved by the shareholders. The plan authorizes the Company to extend loans to officers and other key employees for the purpose of acquiring Company stock. The loans bear market rate interest, due quarterly, with principal payments due in 10 equal annual installments. As of January 3, 1997, loans aggregating $818 were outstanding and are reflected as an element of treasury stock.

 On October 30, 1996, the Board of Directors adopted a Shareholder Rights Plan and declared a distribution of one Nonvoting Common Stock Right for each outstanding share of Class A Common Stock and one Voting Common Stock Right for each outstanding share of Class B Common Stock to stockholders of record at the close of business on November 14, 1996 and for each share of Company Common Stock issued (including shares distributed from Treasury) by the Company thereafter and prior to the Distribution Date. The threshold for triggering subsequent distribution of the Rights is ten days following the acquisition by a person of a certain percent of the Company's stock. Each Nonvoting and Voting Common Stock Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a "Unit") of Series A and Series B, respectively, Junior Participating Preferred Stock, par value $1.00 per share, at a Purchase Price of $60.00 per Unit, subject to adjustment.


8. STOCK OPTION, AWARD AND PURCHASE PLANS:

 In 1996, the Board of Directors of the Company adopted, and shareholders subsequently approved, the 1996 Long Term Incentive Plan. The Plan provides for various types of stock awards, including stock options, stock appreciation rights and restricted stock. The maximum number of shares which may be issued under the Plan for all purposes is 500,000. During 1996, 142,500 stock options were granted, at fair market value, with terms not exceeding ten years. These stock options vest over a three year period.

 As part of the Plan, 34,500 shares of restricted stock were granted during 1996. These shares vest over a three to ten year period, depending upon certain financial achievements. The value of the shares at the time of issuance is recorded in stockholders' equity, of which $144 was expensed during the year.

 At January 3, 1997, 323,000 shares remain available for future grants. Also in 1996, shareholders approved a Directors' Stock Option Plan. This plan permits the Company to grant stock options at an exercise price of 75% of market value at the date of grant, as an alternative to the cash payment of directors' fees. During 1996, 18,000 stock options were granted under this plan. Terms of options under this plan will not exceed twenty years. A maximum of 50,000 shares are available under this plan.

 Under the 1989 Gilbert Stock Option Plan, the Company may grant to officers and other key management employees, incentive or non-qualified stock options to purchase an aggregate of 250,000 shares of Class B common stock at a price not less than seventy-five percent of the fair market value at the date of grant. The term within which each option may be exercised is at the discretion of the Company. In no case shall this term exceed ten years. Options to purchase 25,000 Class B shares were granted at fair market value during 1996 and are exercisable between March 16, 1998 and March 16, 2006. At January 3, 1997, 27,450 shares remain available for future grants.

 A summary of stock option activity related to the plans mentioned above and other plans under which the Company is no longer granting options is as follows:

                                               Weighted          Number of
                   Number of  Option Price   Average Price        Shares
                    Shares     Per Share       Per Share        Exercisable
                  ---------   ------------     ----------       -----------
Outstanding at
   Dec. 31, 1993   332,721   $11.84-$26.50                         237,172
Granted             63,550      $17.50
Exercised          (62,500)  $11.84-$17.20
Expired            (54,824)  $17.50-$26.50
                   -------
Outstanding at
   Dec. 30, 1994   278,947   $12.00-$26.50                         178,098
Granted            139,000   $12.00-$13.25
Exercised          (34,325)  $12.00-$12.80
Expired           (102,698)  $12.80-$26.50
                   -------
Outstanding at
   Dec. 29, 1995   280,924   $12.00-$26.50        $16.40            95,475
Granted            185,500   $ 9.00-$13.25        $12.15
Exercised             -            -                 -
Expired            (64,625)  $12.50-$26.50        $18.88
                   -------
Outstanding at
   Jan. 3, 1997    401,799   $ 9.00-$23.20        $13.42            81,000
                   =======

 The weighted average price per share of exercisable options at January 3, 1997 is $19.98. The weighted average option lives remaining at January 3, 1997 and December 30, 1995 are approximately 6 and 3 years, respectively.

 The Company has elected to continue to follow the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its stock options.

 The following pro forma amounts, in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), were determined as if the Company had accounted for its stock options using the fair value method as described in that statement:

                                 1996        1995
                              ---------   ---------
Net Income(Loss)              $(1,999)     $16,926

Net income(loss) per average
 number of Class A and
 Class B shares outstanding    $(0.32)       $2.57

 Because the method of accounting under SFAS 123 has not been applied to stock options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of compensation cost to be disclosed in future years.

 The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk free interest rates of 6.3% and 6.5%; dividend yields of 3.2% and 6.3%; volatility factor of 17.7% and 18%; and average stock option expected life of 5 and 4.5 years.

 The weighted average fair value of stock options granted was $2.39 and $1.41 per share in 1996 and 1995, respectively.

 Under the Stock Bonus Purchase Plan, employees and directors may use up to 50% of their annual incentive compensation and directors fees, respectively, to purchase shares of common stock at fair market value. Employees purchasing shares will receive a stock bonus as determined by the Board of Directors each year. The Company may grant an aggregate of 200,000 shares under this plan. During 1996, 8,010 shares were issued under this plan. To date, 49,114 shares have been issued, and 150,886 shares remain available for future grants as of January 3, 1997.


9. SPECIAL CHARGES:

 During the third quarter of 1996, the Company settled a claim filed by a former employee, for which it had reserved approximately $2,200. The actual settlement was approximately $1,500. Accordingly, the Company reversed the remaining $700 reserve to income in the third quarter, increasing net income by $435, or $.07 per share.

 In the third quarter of 1994, the Company recorded a charge to income of $15,800 (net of $2,000 income tax benefit) or $2.26 per share, associated with its nuclear service business. The charge was comprised of a $12,200 or $1.74 per share goodwill write-off and $1,025 or $.15 per share for severance and idled leased facility costs to reflect the current market conditions. The charge also included $2,575 or $.37 per share to increase reserves to cover contractual issues on contracts completed in prior years. The majority of this charge related to a specific audit issue for a contract completed in 1991. The audit issue was not known by the Company until the third quarter of 1994. The total charge was included in selling, general and administrative expenses. The entire charge, including the goodwill write-off, will not have a material impact on future results of operations. The $12,200 goodwill write-off represented the entire goodwill amount associated with United Energy Services Corporation (UESC) and its subsidiaries.

 During the second quarter of 1994, the Company closed foreign subsidiaries and settled certain contractual issues which had been previously reserved. The combination of these two events increased net income by $75 or $.01 per share. Income(Loss) before provision for taxes on income(loss) was reduced by $525. Of this amount, $1,100 related primarily to a reserve for a lease obligation and severance costs, which was partially offset by a $700 favorable outcome on the aforementioned contract settlement. These amounts were recorded in selling, general and administrative expenses. The provision for taxes on income(loss) was reduced by $600 primarily due to a federal income tax deduction associated with the closure of foreign subsidiaries.

10. OPERATING LEASES:

 The Company leases, as lessee, facilities, data processing equipment, office equipment and automobiles under leases expiring during the next ten years. Total rental expense under operating lease agreements amounted to $4,800 in 1996, $5,200 in 1995, and $7,000 in 1994. Minimum future rentals under noncancelable operating leases with initial or remaining terms in excess of one year at January 3, 1997 are as follows:

 1997                      $ 4,276
 1998                        3,444
 1999                        3,043
 2000                        2,477
 2001                        1,614
 2002 and thereafter         4,580
                         ----------
   Total minimum rentals   $19,434
                         ==========

 The Company leases, as lessor, office space to unrelated parties under leases expiring between 1997 and 2005. Future minimum rental income under noncancelable operating leases at January 3, 1997 are as follows:

 1997                      $ 7,653
 1998                        7,806
 1999                        7,812
 2000                        7,443
 2001                        7,267
 2002 and thereafter        20,556
                         ----------
   Total minimum rentals   $58,537
                         ==========


11. FINANCIAL INSTRUMENTS:

 Letters of credit and performance bonds are issued by the Company during the ordinary course of business through major domestic banks and insurance companies. The Company has outstanding letters of credit and performance bonds, not reflected in the consolidated financial statements, in the amount of $1,774 at January 3, 1997 and $20,206 at December 29, 1995. Long term debt recorded at January 3, 1997 approximates fair market value.

 Financial instruments which potentially subject the Company to the concentration of credit risk, as defined by SFAS No. 105, consist principally of accounts receivable. Concentration of credit risk with respect to receivables is limited, as the majority of the balance represents billings for work performed for the U.S. Government and various financially secure companies.

12. COMMITMENTS AND CONTINGENCIES:

 On October 18, 1996, the Company announced the settlement of a $12,000 trial verdict against the Company and Gilbert/Commonwealth, Inc. of Michigan relative to a dispute concerning construction management work performed by a former subsidiary of Gilbert/Commonwealth, Inc. (G/C) in 1987 for Alaska-based Homer Electric Association. Terms of settlement call for the Company to be released from all liabilities in exchange for assignment of the Company's insurance rights to the Plaintiffs. As a result of this settlement, the Alaska Trial Court released the $15,300 security bond previously posted by the Company. This settlement had no impact on the Company's results of operations.

 Various other lawsuits, claims and contingent liabilities arise in the ordinary course of the Company's business. While the ultimate disposition of these contingencies is not determinable at this time, management believes that any liability resulting therefrom will not materially affect the Company's financial position or results of operations.

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

 The following is a tabulation of the unaudited quarterly financial data for each of the four quarters of the years 1996 and 1995:
                                                        QUARTER ENDED
                           ------------------------------------------------------------------
                            March 29, 1996    June 28, 1996    Sept. 27, 1996    Jan. 3, 1997
                           ------------------------------------------------------------------
Revenue                        $43,897          $44,264           $46,502         $55,403
Gross profit                    10,457           10,821            11,141          18,920
Income(Loss) before taxes on
  income(loss) and net gain on
  dispositions of subsidiaries   1,686            1,934             3,166         (11,585)
Net income(loss)                 1,046            1,194             1,956          (6,080)
Net income(loss) per share
  of common stock                $.17             $.19              $.31            $(.96)


                                                       QUARTER ENDED
                           -------------------------------------------------------------------
                            March 31, 1995     June 30, 1995     Sept. 29, 1995  Dec. 29, 1995
                           -------------------------------------------------------------------

Revenue                        $64,584           $43,140            $40,888       $44,883
Gross profit                    16,574             9,812              9,615        10,362
Income(Loss) before taxes on
  income(loss) and net gain on
  dispositions of subsidiaries   2,019             1,841              1,712          (564)
Net income(loss)                 1,134            19,813                999        (4,996)
Net income(loss) per share
  of common stock                 $.16             $2.90               $.16         $(.79)


NOTES:
 The results of operations for the quarter ended January 3, 1997 include a gain of $990, net of income taxes of $510, or $.16 per share, for the reversal of previously accrued expenses related to the closure of United Energy Services Corporation and a charge of $10,300, net of income tax benefit of
$6,500, or $1.63 per share, relative to the write-off of purchased in-process research and development associated with the SAFCO transaction.

 The results of operations for the quarter ended September 27, 1996 include a gain of $435, net of income taxes of $265, or $.07 per share, relative to a settled claim filed by a former employee of a subsidiary that was closed in 1988.

 The results of operations for the quarter ended December 29, 1995 include charges to income of $3,630, net of income tax benefit of $1,870, or $.57 per share, for closing the Company's United Energy
Services Corporation subsidiary and $2,500 or $.40 per share relative to the write-off of purchased in-process research and development associated with the XEL transaction.

 The results of operations for the quarter ended June 30, 1995 include a gain of $18,742 (net of $7,800 income tax expense), or $2.74 per share, relative to the sale of Gilbert/Commonwealth, Inc.

 Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share does not equal the total computed for the year due to the timing of stock repurchases throughout the year.

14.  SEGMENT INFORMATION:

 The Company segregates its business into three segments- Telecommunications, Technical Services and Real
Estate. The Telecommunications segment develops, manufactures and markets industrial communication products, external transmission products, and electronic measurement devices for both wireline and wireless customers.  The Technical Services segment provides electronic, engineering, and human resource services, as well as life and environmental science services primarily to U.S. government agencies. In
1995, as a result of the Gilbert/Commonwealth sale, the real estate operations became significant enough to warrant separate segment disclosure.  Information about the Company's operations by segment for the years 1996, 1995 and 1994 is as follows:
                                     Tele-        Technical    Real
                                 communications   Services     Estate  Eliminations  Consolidated
--------------------------------------------------------------------------------------------------
Year ended January 3, 1997:

 Revenue                           $ 96,459        $84,888     $8,767    $ (346)       $189,768
                                   ========        =======     ======    =======       ========

 Operating profit                  $ 11,464        $ 5,059    $ 2,427                  $ 18,950
                                   ========        =======    =======
 Interest expense                                                                          (688)
 General corporate expenses                                                              (7,259)
 Reversal of reserve for lawsuit                                                            700
 Purchased in-process research and development                                          (16,800)
 Other income                                                                               298
                                                                                       ---------
 Income(Loss) before income taxes
     and net gain on dispositions
     of subsidiaries                                                                   $ (4,799)
                                                                                       =========
 Identifiable assets               $ 91,882       $29,528     $29,695                  $151,105
                                   ========       =======     =======
 Corporate assets                                                                        13,222
                                                                                       --------
 Total assets, January 3, 1997                                                         $164,327
                                                                                       ========
 Depreciation and amortization      $ 3,051       $ 1,252     $ 1,398
                                    =======       =======     =======
 Capital expenditures               $ 5,292       $   671     $ 1,772
                                    =======       =======     =======

14. SEGMENT INFORMATION (continued)

                                      Tele-       Technical   Real
                                 communications   Services    Estate  Eliminations  Consolidated
--------------------------------------------------------------------------------------------------
Year ended December 29, 1995:

 Revenue                            $51,848      $133,535    $ 6,319       $(1,002)    $190,700
                                    =======      ========    =======       ========    ========

 Operating profit                   $ 6,244      $  6,150    $   538                   $ 12,932
                                    =======      ========    =======
 Interest expense                                                                          (210)
 General corporate expenses                                                              (6,647)
 Other expenses                                                                          (1,362)
 Purchased in-process research and development                                           (2,500)
 Other income                                                                             2,795
                                                                                       ---------
 Income(Loss) before income taxes
     and net gain on dispositions
     of subsidiaries                                                                   $  5,008
                                                                                       =========
 Identifiable assets                 $59,525     $ 39,684    $29,720                   $128,929
                                     =======     ========    =======
 Corporate assets                                                                        18,860
                                                                                       ---------
 Total assets, December 29, 1995                                                       $147,789
                                                                                       =========

 Depreciation and amortization       $ 1,510     $  1,988    $ 1,420
                                     =======     ========    =======
 Capital expenditures                $ 2,018     $  1,805    $   411
                                     =======     ========    =======



14. SEGMENT INFORMATION (continued)

                                      Tele-         Technical
                                  communications    Services        Consolidated
--------------------------------------------------------------------------------
Year ended December 30, 1994:

  Revenue                           $46,045         $229,887          $275,932
                                    =======         ========          ========

  Operating profit(loss)            $ 4,872         $(13,686)         $ (8,814)
                                    =======         =========
  Interest expense                                                        (186)
  General corporate expenses                                            (6,024)
  Other expenses                                                          (619)
  Other income                                                           4,483
                                                                       --------
  Income(Loss) before income taxes
    and net gain on disposition of
    subsidiaries                                                      $(11,160)
                                                                      =========
  Identifiable assets              $ 32,534         $ 83,028          $115,562
                                   ========         ========
  Corporate assets                                                      31,523
                                                                       -------
  Total assets, December 30, 1994                                     $147,085
                                                                      ========
  Depreciation and amortization    $  1,222         $  5,081
                                   ========         ========
  Capital expenditures             $    876         $  4,244
                                   ========         ========


14. SEGMENT INFORMATION (continued)
 Revenue for the telecommunications and technical services segments consists of sales to unaffiliated customers; intersegment sales are not significant. The real estate segment includes revenue derived from certain affiliated tenants which is eliminated in consolidation. Operating profit(loss) is total revenue less operating expenses, and excludes interest expense, general corporate expenses and other income. Other expenses for 1995 include costs associated with non-recurring operations related to the sale of Gilbert/Commonwealth Inc.
Revenue associated with this operation is reflected in other income, and the amount approximates the expenses identified as other expenses. Other expenses for 1994 represents depreciation on the office facility. In 1996 and 1995, this depreciation is included in the real estate segment above. Although the Company receives technical services revenue from many customers, in 1996 and 1995, the United States government accounted for revenues of $77,000 and $82,000, respectively. In 1994, the Company had two major customers that accounted for revenues of $107,000. Of this amount, approximately $77,000 was received from several United States governmental agencies.

 Identifiable assets by segment are those assets that are used in the operations of each segment. Corporate assets are those assets not used in the operations of a specific segment and consist primarily of cash and cash equivalents, deferred income taxes, short-term investments, and in 1994, an office facility.
Capital expenditures for the office facility were $393, in 1994, and are excluded from the capital expenditures above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On May 6, 1996, Form 8-K was filed announcing the appointment of Arthur Andersen LLP as independent public accountants to undertake the audit of the registrant's financial statements for the fiscal year ended January 3, 1997. There have been no disagreements between the registrant and Arthur Andersen LLP or Coopers & Lybrand L.L.P., the registrant's former independent public accountants.

PART III

 Other than portions of Item 10, which are included in Item 4A hereof, this part (i.e. Item 10 - Directors and Executive Officers of the Registrant;
Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; Item 13 - Certain Relationships and Related Transactions) is incorporated by reference to an amendment of this Form 10-K, to be filed.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The financial statements filed herewith under Part II, Item 8, include the consolidated balance sheets at January 3, 1997 and December 29, 1995, and the consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for the years 1996, 1995 and 1994 of Gilbert Associates, Inc. and its subsidiaries.

 (b)      Reports on Form 8-K.
          During the last quarter of 1996, the registrant filed the following reports on Form 8-K:

          (1) Form 8-K dated October 10, 1996 regarding the execution of the definitive Asset Purchase Agreement of SAFCO's Electronic Systems Division.

          (2) Form 8-K dated October 18, 1996 regarding the announcement that the registrant reached a settlement of a $12 million verdict arising from a contract dispute.

          (3) Form 8-K dated November 8, 1996 announcing the approval of a Shareholders Right Plan.

          (4) Form 8-KA dated December 9, 1996 regarding pro forma and audited financial statements required as a result of the SAFCO acquisition.

 (c)      Exhibits.

          3.1 Restated Certificate of Incorporation of Gilbert Associates, Inc. as currently in effect. Incorporated by reference to Exhibit 3 to the Quarterly Report of the registrant on Form 10-Q for the period ended September 27, 1996 (File No. 0-12588).

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

         10.5 Gilbert Associates, Inc. split dollar life insurance policy for a former officer of the Company. Incorporated by reference to Exhibit 10(h) of Annual Report of the registrant on Form 10-K for the fiscal year ended
                 January 1, 1993 (File No. 0-12588).

         10.6 Gilbert Associates, Inc. Long Term Incentive Plan. Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed by the registrant under Securities Exchange Act of 1933 (No. 333-09639).

         10.7 Gilbert Associates, Inc. Directors' Stock Option Plan. Incorporated by reference to Exhibit 4 to registration Statement on Form S-8 filed by the registrant under Securities Act of 1933 (No. 333-09635).

         16 Change in independent accountants. Incorporated by reference to Form 8-K filed on May 6, 1996.

         21      A complete list of the registrant's subsidiaries.

         23.1 Consent of Arthur Andersen LLP, registrant's independent public accountants, to the use of their report on the consolidated financial statements.

         23.2 Consent of Coopers & Lybrand LLP, registrant's former independent public accountants, to the use of their report on the consolidated financial statements.

         27      Financial Data Schedules for the year ended January 3,
                 1997.

         99.1 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of the Stock Purchase Program for Employees of Gilbert Associates, Inc. and its subsidiaries for the year ended December 31, 1996. (To be filed by amendment.)

         99.2 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of the Retirement Savings Plan for Employees of Gilbert Associates, Inc. and its subsidiaries for the year ended December 31, 1996. (To be filed by amendment.)

         99.3 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of United Energy Services Corporation 401(k) Profit Sharing Plan for the year ended November 30, 1996. (To be filed by amendment.)

         99.4 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of Resource Consultants, Inc. 401(k) Profit Sharing Plan for the year ended December 31, 1996. (To be filed by amendment.)

 (d)     Financial Statement Schedules, as required, are filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To: Gilbert Associates, Inc.

 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Gilbert Associates, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1997. Our audit was made for purpose of forming an opinion on those statements taken as a whole. The schedules referred to in Item 14(d) in this Form 10-K are the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania
January 28, 1997



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Gilbert Associates, Inc.:

 Our report of the consolidated financial statements of Gilbert
Associates, Inc. and Subsidiaries is included in Part II of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules included on Part IV, item 14 of this Form 10-K.

 In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.
2400  Eleven Penn Center
Philadelphia, Pennsylvania
January 31, 1996

Schedule II   Valuation and Qualifying Accounts and Reserves
For the years 1996, 1995 and 1994
(000's)
    Column A                      Column B       Column C         Column D    Column E    Column F
                                 Balance at      Additions                               Balance at
                                  Beginning      Charged to                       Other      End of
   Description                    of Period  Costs and Expenses  Deductions      Changes     Period
---------------------------------------------------------------------------------------------------

1996:

 Allowance for doubtful accounts     $2,005       $    87          $  438  (A)      -        $1,654

 Estimated liability for
   contract losses                   $3,171       $   185          $  682  (B)      -        $2,674

Inventory reserves                   $  936       $   376          $  249        $ 300  (C)  $1,363


1995:

 Allowance for doubtful accounts     $2,677        $  479          $  251  (A)   $(900) (D)  $2,005

 Estimated liability for
   contract losses                   $5,272        $  649          $2,750  (B)      -        $3,171

Inventory reserves                   $  430        $   33          $   23        $ 496  (E)  $  936


1994:

 Allowance for doubtful accounts     $3,427        $ (164)        $   586  (A)      -        $2,677

 Estimated liability for
   contract losses                   $2,813        $3,700         $ 1,241  (B)      -        $5,272

Inventory reserves                   $  790        $   60         $   420           -        $  430


 (A)   Uncollectible accounts written off.
 (B)   Contract losses realized.
 (C)   Reclassification of reserves.
 (D)   Sale of Gilbert/Commonwealth, Inc.
 (E)   Acquisition of XEL Corporation.


Gilbert Associates, Inc. and Subsidiaries
Schedule III
Real Estate and Accumulated Depreciation
January 3, 1997
(000's)
                                                          Cost capitalized
                                  Initial cost to           subsequent to        Gross amount at which
                                      Company                acquisition        carried at close of period
                                 -------------------    ---------------------   --------------------------
                                       Buildings and                 Carrying           Buildings and           Accumulated
Description        Encumbrances   Land  improvements    Improvements   costs    Land    improvements   Total    depreciation
-----------        ------------   ---- -------------    ------------  --------  ----    -------------  -----    ------------
Office Buildings (2)    N/A     $2,426    $22,119         $    69     $    69   $2,426     $22,188    $24,614     $9,966
Office Buildings        N/A        756     11,702           2,558       2,421      756      14,123     14,879      2,340


                                                Life on which
                                               depreciation in
                                                latest income
Date of construction      Date Acquired     statement is computed
--------------------      -------------     ---------------------
Prior to 1982                N/A (1)                 40 years
    1992                     N/A (1)                 30 years


(1) Buildings were constructed by the registrant.
(2) These buildings were originally constructed prior to 1982 for use by the registrant.
      The initial costs shown are as of December 29, 1995.



The following shows the changes in the total amounts at which real estate was carried during the period:

Balances at December 29, 1995                      $ 38,233
   Additions during the period:
     Purchases                            -
     Improvements                       1,460
                                       ------
       Total Additions                                1,460
   Deductions during the period:
     Cost of real estate sold                          (200)
                                                    --------
 Balances at January 3, 1997                        $39,493
                                                    ========


The following shows changes in accumulated depreciation during the period:

 Balances at December 29, 1995          $11,157
   Depreciation during the period         1,191
   Deductions for real estate sold          (42)
                                        --------
 Balance at January 3, 1997             $12,306
                                        ========

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1997.

     GILBERT ASSOCIATES, INC.

  By  /s/T. S. Cobb
     T. S. Cobb
     Chairman, President and Chief
     Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                          Title                          Date



                           Chairman, President and Chief
                                 Executive Officer
                               (Principal Executive
  /s/T. S. Cobb                Officer) and Director          March 18, 1997
 T. S. Cobb


                           Senior Vice President and Chief
                                   Financial Officer
                                 (Principal Financial
                                and Accounting Officer)
  /s/P. H. Snyder                     and Director            March 18, 1997
 P. H. Snyder

  /s/A. F. Smith.                       Director              March 18, 1997
 A. F. Smith


  /s/J. W. Boyer, Jr.                   Director              March 18, 1997
 J. W. Boyer, Jr.


  /s/D. E. Lyons                        Director              March 18, 1997
 D. E. Lyons


  /s/J. A. Sutton                       Director              March 18, 1997
 J. A. Sutton


  /s/D. K. Wilson, Jr.                  Director              March 18, 1997
 D. K. Wilson, Jr.

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

                                               State or
                                           Jurisdiction in
                                                which
 Name of Subsidiary                         Incorporated

GAI-Tronics Corporation *                     Delaware
XEL Corporation *                             Colorado
Resource Consultants, Inc.                    Virginia
SRA Technologies, Inc.                        District of Columbia
SAFCO Technologies, Inc.                      Illinois

* GAI-Tronics Corporation, in addition to doing business under its corporate name, does business under the Instrument Associates, Inc. (IAI) trade name.

 XEL Corporation, in addition to doing business under its corporate name, does business under the XEL Communications, Inc. trade name.

<EX-23>
EXHIBIT 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
To: Gilbert Associates, Inc.
As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K, into the Company's previously filed Registration
Statements on Form S-8 (File Nos. 333-09639, 333-09635, 33-55139, 33-11693,
33-15289, 33-32288, 33-37792, 33-37793, 33-37795, 33-43113, 33-44939 and
33-71242).

                                     ARTHUR ANDERSEN LLP

1601 Market Street
Philadelphia, Pennsylvania
March 18, 1997



EXHIBIT 23.2

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

 We consent to the incorporation by reference in the Registration Statements of Gilbert Associates, Inc. on Form S-8 (File Nos. 333-09639, 333-09635, 33-55139, 2-91939, 2-91940, 33-11693, 33-15289, 33-
32288, 33-37792, 33-37793, 33-37795, 33-43113, 33-44939 and 33-71242)
of our report dated January 31, 1996, on our audits of the consolidated financial statements and financial statement schedules of Gilbert Associates, Inc. and Subsidiaries as of December 29, 1995 and for each of the two years in the period ended December 29, 1995, which reports are included in this Annual Report on Form 10-K.

COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 17, 1997