Form 10-K/A
period 1997-01-03
GILBERT ASSOCIATES INC/NEW
filed 1997-04-16
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               - - - - - - - - - -
                                   FORM 10-K/A


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended    January 3, 1997

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

                            Yes   X             No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The names, ages and present positions of the directors and executive officers of the Company as well as other relevant information are set forth below:


                                                                                             Year In Which
                                                                                             First Became
          Name                        Age                  Position With Company               Director
          ----                        ---                  ---------------------             -------------
John W. Boyer, Jr.  . . . . . .        68                       Director                         1984
Timothy S. Cobb . . . . . . . .        55            Chairman of the Board, President            1993
                                                   Chief Executive Officer and Director
Thomas F. Hafer . . . . . . . .        48         Senior Vice President, General Counsel         ----
                                                               and Secretary
Robert E. LaBlanc . . . . . . .        63                       Director                         1997
Donald E. Lyons . . . . . . . .        67                       Director                         1989
Alexander F. Smith  . . . . . .        68                       Director                         1970
Paul H. Snyder  . . . . . . . .        50              Senior Vice President, Chief              1995
                                                      Financial Officer and Director
James A. Sutton . . . . . . . .        62                       Director                         1986
Donald K. Wilson, Jr. . . . . .        61                       Director                         1990


     Mr. Boyer has been a director of the Company since 1984. Mr. Boyer retired in May 1993 as Chairman of Philadelphia Suburban Corporation whose principal subsidiary, Philadelphia Suburban Water Company, is a regulated water utility. Mr. Boyer served in various senior executive positions with that company since 1981. He is a director of Philadelphia Suburban Corporation, Betz Laboratories, Inc. and Rittenhouse Trust Company. Since 1993, Mr. Boyer has been Distinguished Visiting Professor of Finance, Eastern College, St. Davids, Pennsylvania.

     Mr. Cobb has been Chairman of the Board since July 1995, Chief Executive Officer of the Company since March 1994 and President and Chief Operating Officr of the Company since 1993. Mr. Cobb has been a director of the Company since 1993. He served as President of Gilbert/Commonwealth, Inc., then a subsidiary of the Company, from January 1991 to September 1993 and as President of GAI-Tronics, a subsidiary of the Company, from June 1988 to December 1990.

     Mr. Hafer was appointed Vice President of the Company in September 1995 and Senior Vice President in February 1997. He has served as General Counsel and Corporate Secretary of the Company since February 1994. Mr. Hafer has been President of Green Hills Management Company, a division of the Company, since September 1993. He served as Vice President of Green Hills Management Company from February 1991 through September 1993.

     Mr. LaBlanc has been a director of the Company since 1997. Mr. LaBlanc has served as President of Robert E. LaBlanc Associates, an information technologies consulting and investment banking firm, since 1981. Prior to that, he was Vice Chairman of Continental Telecom, Inc., a major telecommunications services company now merged with GTE. Mr. LaBlanc began his career in the former Bell System and served as telecommunications analyst and general partner with Salomon Brothers, Inc., before joining Continental.

     Mr. Lyons has been a director of the Company since 1989. For five years prior to his retirement in 1987, Mr. Lyons served as Chief Executive Officer and President of the Power Systems Group of Combustion Engineering, Inc., a supplier of technology, equipment and services to the power and process industries. Mr. Lyons is also Chairman of the Board of CANISCO Resources, Inc.

     Mr. Smith has been a director of the Company since 1970. For more than five years prior to his retirement as President in October 1993 and as Chief Executive Officer of the Company in March of 1994, Mr. Smith served as President and Chief Executive Officer of the Company. Mr. Smith also serves as a director of Stratton Monthly Dividend Shares, Inc., Stratton Growth Fund, Inc. and Stratton Small Cap Yield Fund.

     Mr. Snyder was appointed Vice President of the Company in September 1995 and Senior Vice President in February 1997. He has been Chief Financial Officer of the Company since August 1995. Mr. Snyder has been a director of the Company since 1995. He served as Vice President and Chief Financial Officer of The Dreyfus Corporation from August 1994 until joining the Company. For more than five years prior to joining Dreyfus, Mr. Snyder served as Senior Vice President and Chief Financial Officer of Mellon PSFS.

     Mr. Sutton has been a director of the Company since 1986. Mr. Sutton is the retired Chairman and CEO of UGI Corporation, a diversified Pennsylvania-based natural gas and electric utility with non-utility operations in energy and propane. He has served in various executive positions with UGI since 1982. Mr. Sutton is also a retired Chairman of Amerigas Propane Inc.

     Mr. Wilson has been a director of the Company since 1990. Mr. Wilson retired in 1994 as Executive Vice President of The Hartford Steam Boiler Inspection and Insurance Company, which is engaged in insurance underwriting, investments and engineering. Mr. Wilson has served in various executive positions with that company since 1970. He is also a director of Mechanics Savings Bank in Hartford, Connecticut, and Spencer Turbine Company in Windsor, Connecticut. He is presently serving as a consultant with American Phoenix Corporation of Connecticut.

Item 11. Executive Compensation and Other Information

Summary of Cash and Certain Other Compensation

     The following table shows, for fiscal 1996, 1995 and 1994, the cash compensation paid by the Company, as well as other compensation paid or accrued for those years, to the Company's Chief Executive Officer and the other executive officers who earned in excess of $100,000 during fiscal 1996 (the "Named Executive Officers"), in all capacities in which they served:

                           Summary Compensation Table


                                                                                Long-Term Compensation
                                                                             -----------------------------
                                                                                        Awards
                                                        Annual               -----------------------------
                                                     Compensation            Restricted      Securities
            Name and                           -----------------------          Stock        Underlying          All Other
       Principal Position           Year       ($)Salary      ($)Bonus        Awards($)   Options/SAR's(1)    ($)Compensation
       ------------------           ----       ---------      --------       ----------   ----------------    ---------------
T. S. Cobb . . . . . . .            1996        $389,423      $390,000        $231,250(4)      37,000           $28,846(2)
   President & Chief                1995         374,998        95,700                         60,000            28,904
   Executive Officer                1994         358,762        77,000                         10,000            13,904


P. H. Snyder . . . . . .            1996        $199,615       100,000          75,000(4)      12,000            32,800(2)(3)
   Sr. Vice President &             1995          89,423        60,000                         10,000            10,357
   Chief Financial Officer          1994              --            --              --             --

T. F. Hafer . . . . . .             1996        $194,615        97,500          75,000(4)      12,000            23,846(2)
   Sr. Vice President, General      1995         169,808        50,200                         14,000            23,904
   Counsel & Secretary              1994         147,389        27,000                          1,500            12,173

------------

(1)  See Note 1 to 1996 Stock Option Grants table below.

(2) Includes: (a) for Mr. Cobb, Mr. Snyder, and Mr. Hafer, Company contributions of $10,500, to each of their accounts under the Company's Retirement Savings Plan and $3,346, $2,976 and $3,346, respectively, to their accounts in the Company's Stock Purchase Program; (b) for Mr. Cobb, Mr. Snyder and Mr. Hafer, taxable expense reimbursements of $15,000, $10,000 and $10,000, respectively.

(3) Includes $9,324, representing the value of bonus shares acquired in connection with Mr. Snyder's participation in the Company's Stock Bonus Purchase Program.

(4) The restricted shares were the first issued by the Company. Mr. Cobb received 18,500 shares, Mr. Snyder 6,000 shares and Mr. Hafer 6,000 shares. The stock will vest and be distributed at the end of ten years or, if certain earnings per share goals are met for 1996-1998, at the end of 1998. Regular dividends on the stock will be held by the Company and distributed when the stock vests. The aggregate value of the shares at the end of fiscal 1996 was $263,625 for Mr. Cobb and $85,500 each for Mr. Snyder and Mr. Hafer.

Stock Options

     The following table contains information concerning the stock options granted to the Named Executive Officers during fiscal 1996 under the Company's 1996 Long Term Incentive Plan:


                   1996 Options/SAR Grants in Last Fiscal Year


                                                                                      Potential Realizable
                                                          Individual Grants             Value at Assumed
                                     Percent of      ----------------------------        Annual Rates of
                    Number of           Total                                              Stock Price
                   Securities       Options/SAR's                                       Appreciation for
                   Underlying        Granted to                                          Option Term ($)
                  Options/SAR's     Employees in     Exercise Price    Expiration     --------------------
     Name          Granted(1)           1996          Per Share ($)       Date          5%           10%
     ----         -------------     -------------     -------------    ----------       --           ---
T. S. Cobb           37,000             22.1%            12.50          3/15/06       290,864      737,106

T. F. Hafer          12,000              7.2             12.50          3/15/06        94,334      239,061

P. H. Snyder         12,000              7.2             12.50          3/15/06        94,334      239,061

-------------

(1) All options have been granted under the 1996 Long Term Incentive Plan. The exercise price is the fair market value of the stock on the date of grant.


Aggregate Option Exercises and Year-End Values

     The following table shows stock options exercised by the Named Executive Officers during fiscal 1996, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of January 3, 1997. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of Company common stock.

                  Aggregate Stock Option/SAR Exercises in 1996,
                   and Option/SAR Values as of January 3, 1997


                                                                               Value (in $) of Unexercised
                                                 No. of  Shares Covered by          In-The-Money Stock
                                                    Unexercised Options                Options/SAR's
                                                         at 1/3/97                     at 1/3/97 (2)
                     Shares                    -----------------------------    ---------------------------
                    Acquired        Value                         Not                            Not
     Name          on Exercise    Realized     Exercisable    Exercisable(1)    Exercisable  Exercisable(1)
     ----          -----------    --------     -----------    --------------    -----------  --------------
T. S. Cobb           ----           ----         10,700          101,300            ----       147,250
T. F. Hafer          ----           ----          2,750           26,000            ----        40,250
P. H. Snyder         ----           ----           ----           22,000            ----        43,500

------------

(1) Future exercise is subject to continued employment by the Company for at least two years from the date the options were granted, subject to acceleration for retirement, death or total disability.

(2) Amounts reflect the January 3, 1997 market price of the Company's common stock ($14.25) less the exercise price.


Compensation Committee Interlocks

     There are no Compensation Committee interlocks.

Employment Contracts and Termination of Employment Arrangements

     The Company has no formal contracts of employment with its Named Executive Officers.

Director Compensation

     Each Board member, other than officers of the Company, receives an annual retainer of $18,000; committee chairmen receive an additional $5,000. Each such director also receives $1,000 for each committee or Board meeting attended. Directors may, at their election, defer receipt of payment of directors' fees. Deferred directors' fees accrue interest at the prime rate of interest charged by a major New York money center bank.

     In 1996, the Board adopted and the stockholders approved, the Directors' Stock Option Plan. Under the terms of that plan, each non-employee Board member may elect to receive stock options in lieu of all or a specified portion of his annual retainer to be earned during that year.

Item 12. Beneficial Ownership of Equity Securities by Certain Persons

     As of February 15, 1997, the number and percentage of equity securities of the Company beneficially owned by (i) each of the directors, (ii) each Named Executive Officer, (iii) all executive officers and directors of the Company as a group and (iv) each stockholder who is known by the Company to own beneficially more than five percent (5%) of the Company's outstanding voting common stock are set forth in the following table:


                                            Class B          Percentage           Class A        Percentage
             Individuals                  Common Stock       of Class (1)       Common Stock     of Class(1)
             -----------                  ------------       ------------       ------------     -----------
J. W. Boyer, Jr. . . . . . . . . . . .       ---                  ---               1,500             *
T. S. Cobb . . . . . . . . . . . . . .    85,975(2)(3)(4)        15.9%                ---            ---
T. F. Hafer  . . . . . . . . . . . . .    29,436(2)(3)(4)         5.6                 ---            ---
D. E. Lyons  . . . . . . . . . . . . .     2,960                   *                  ---            ---
A. F. Smith  . . . . . . . . . . . . .    66,202                 12.6               3,416(5)          *
P. H. Snyder . . . . . . . . . . . . .    32,402(3)(4)            6.2                 ---            ---
J. A. Sutton . . . . . . . . . . . . .     2,166                   *                  266             *
D. K. Wilson, Jr.  . . . . . . . . . .     1,895                   *                  ---            ---

All executive officers, directors
 as a group  . . . . . . . . . . . . .   221,036                 40.7               5,182             *

Merrill Lynch & Company   (6)            242,401                 46.2             126,106            2.2%

R. S. Newlan                              39,649(7)               7.4                 ---            ---
G. E. Troendle                            48,551(7)               9.1                 ---            ---

-------------

(1) Asterisks indicate beneficial ownership of less than 1% of the outstanding shares of the class.

(2) Includes options held by Mr. Cobb and Mr. Hafer to purchase 15,000 shares and 2,750 shares, respectively, of Class B Common Stock exercisable within 60 days.

(3) Includes shares purchased through February 15, 1997 on behalf of Mr. Cobb, Mr. Snyder and Mr. Hafer under the Company's Stock Purchase Program and shares for Mr. Hafer from contributions to the Payroll Stock Ownership portion of the Retirement Savings Plan.

(4) Includes awards through February 15, 1997 of 38,500 shares of restricted stock for Mr. Cobb and 13,500 shares of restricted stock each for Mr. Snyder and Mr. Hafer.

(5) Includes 468 shares owned of record and beneficially by Mr. Smith's wife, as to which shares he disclaims beneficial ownership.

(6) Merrill Lynch & Company, 265 Davidson Avenue, Somerset, NJ 08873, holds through controlled nominees shares of the Company's Class B and Class A Common Stock as trustee on behalf of present and past employees pursuant to various employee benefit plans of the Company.

(7) The shares owned by R.S. Newlan and G.E. Troendle, respectively, President and Executive Vice President of Resource Consultants, Inc., 1960 Gallows Road, Vienna, Virginia 22182, a subsidiary of the Company, include (i) options held by Messrs. Newlan and Troendle to purchase 12,625 shares and 10,075 shares, respectively, of Class B Common Stock exercisable within 60 days and (ii) shares purchased through February 15, 1997 on each of their behalves under the Company's Stock Purchase Program and the Resource Consultants, Inc. 401K Profit Sharing Plan.


Item 13. Certain Relationships and Related Transactions

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GILBERT ASSOCIATES, INC.


                                 By: /s/ Thomas F. Hafer
                                     ------------------------------------------
                                 Name:  Thomas F. Hafer
                                 Title: Sr. Vice President, General Counsel and
                                        Secretary

Date: April 11, 1997