Form 10-Q
period 1997-04-04
GILBERT ASSOCIATES INC/NEW
filed 1997-05-14
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. - 20549
                     _________________________

                             FORM 10-Q
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 1997
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

  Commission File No. 0-12588
  _________________________

 SALIENT 3 COMMUNICATIONS, INC.
(Formerly GILBERT ASSOCIATES INC.)
(Exact name of registrant as specified in its charter)

 Delaware                   23-2280922
(State of Incorporation)   (IRS Employer
                            Identification No.)
 P.O. Box 1498, Reading, Pennsylvania            19603
(Mailing address of principal executive offices)(Zip Code)

 (610) 856-5500
(Registrant's telephone number, including area code)

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

                                          Class A         Class B
Number of shares of each class of
common stock outstanding as of
April 4, 1997 (excluding 2,597,881
Class A treasury shares):               5,877,917         509,502

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

Item I.

 Consolidated Condensed Balance Sheets at
  April 4, 1997 and January 3, 1997 (unaudited)

 Consolidated Condensed Statements of Operations for the three month periods ended April 4, 1997 and March 29, 1996 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the three month periods ended April 4, 1997 and March 29, 1996 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 April 4, 1997 and January 3, 1997
 (Unaudited)
 (000's)
                                              April 4,           January 3,
                                                 1997                 1997
 ASSETS

 Current assets:
 Cash and cash equivalents               $        716        $       1,482
 Accounts receivable, net of allowance
     for doubtful accounts of $1,495 and
     $1,565, respectively                      18,554               20,723
 Inventories                                   17,210               16,244
 Deferred income taxes                          4,180                4,180
 Other current assets                           2,854                2,257
 Net assets held for sale                      47,293               48,679
                                               ------               ------
 Total current assets                          90,807               93,565
                                               ------               ------

 Property, plant and equipment                 36,010               34,691
 Less accumulated depreciation and
   amortization                                18,338               17,707
                                               ------               ------
                                               17,672               16,984
                                               ------               ------
 Deferred income taxes                          7,855                8,105
 Other assets                                     500                  500
 Intangible assets                             37,356               36,593
                                              -------              -------
 Total Assets                            $    154,190        $     155,747
                                              =======              =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                           $      2,224        $        -
 Accounts payable                               6,903                7,657
 Salaries and wages                             1,478                1,256
 Income taxes, currently payable                2,440                3,096
 Estimated liability for contract losses        1,540                1,539
 Other accrued liabilities                      7,831               10,654
                                               ------               ------
 Total current liabilities                     22,416               24,202
                                               ------               ------
 Long-term debt                                27,218               26,549
 Other long-term liabilities                    4,954                4,967
 Self-insured retention                         2,409                2,409

Stockholders' equity:
 Common stock                                   8,985                8,985
 Capital in excess of par value                38,064               38,091
 Warrants outstanding                           1,180                1,180
 Retained earnings                             89,454               89,838
 Deferred Compensation-restricted stock          (824)                (287)
 Treasury stock                               (39,666)             (40,187)
                                              --------             --------
                                               97,193               97,620
                                              --------             --------
 Total Liabilities and
   Stockholders' Equity                  $    154,190        $     155,747
                                              =======              =======

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share information)

                                                   Three Months Ended
                                            April 4, 1997       March 29, 1996

 Telecommunications sales                      $   24,817           $   20,168
 Cost of goods sold                                15,422               12,989
                                                   ------               ------
 Gross profit                                       9,395                7,179

 Selling, general and administrative                7,476                4,999
 Research & development                             2,047                1,808
 Intangible amortization                              351                  187
                                                   -------              ------
 Operating profit (loss)                             (479)                 185

 Interest income                                       18                  102
 Interest expense                                     494                   62
                                                   -------              ------
 Pre-tax income (loss) from continuing operations    (955)                 225
                                                   -------              ------
 Provision (benefit) for taxes on income (loss)      (341)                  85
                                                   -------              ------
 Net income (loss) from continuing operations        (614)                 140
                                                   -------              ------
 Income from discontinued operations:
 Technical Services Segment (less
  applicable taxes of $303 and $359,
 respectively)                                        546                  586

 Real Estate Segment (less applicable
  taxes of $179 and $196, respectively)               323                  320
                                                  -------               ------
 Net income from discontinued operations              869                  906
                                                  -------               ------
 Total net income                              $      255           $    1,046
                                                  =======               ======
 Per share of common stock:

 Net income (loss) from continuing operations  $    (0.10)          $     0.02

 Net income from discontinued operations:
      Technical Services Segment               $     0.09           $     0.10

      Real Estate Segment                      $     0.05           $     0.05
                                                  -------              -------
 Total earnings per share                      $     0.04           $     0.17
                                                  =======              =======

 Cash dividends per share                      $     0.10           $     0.20

 Average number of shares of common stock       6,316,451            6,285,782

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)                                             Three Months Ended
 (000's)                                               April 4,       March 29,
                                                          1997            1996
 Cash flows from operating activities:

 Net income                                          $     255       $   1,046
 Adjustments to reconcile net income to net
  cash provided by (used for) operating activities:
     Items not affecting cash                            2,102           1,662
     Changes in current assets and current liabilities  (1,457)           (609)
     Other, net                                            -              (315)
                                                       -------          ------
      Net cash provided by operating activities            900           1,784
                                                       -------          ------
 Cash flows from investing activities:

 Payments for acquisitions                             (2,204)            (954)
 Payments for property, plant and equipment            (1,667)          (1,696)
 Proceeds from sale of property, plant
    and equipment                                         -                469
                                                       -------          -------
  Net cash used for investing activities               (3,871)          (2,181)
                                                       -------          -------
 Cash flows from financing activities:

 Proceeds from issuance of debt                         1,000               -
 Borrowings under note payable                          2,224               -
 Issuance of treasury stock in connection
    with stock option, award and purchase
    plans                                                   3               -
 Payments to acquire treasury stock                       (65)             (54)
 Cash dividends paid                                     (639)          (1,257)
 Other, net                                              (318)            (394)
                                                       -------          -------
  Net cash provided by (used for) financing activities  2,205           (1,705)
                                                       -------          -------
 Net decrease in cash and cash equivalents               (766)          (2,102)

 Cash and cash equivalents at beginning of period       1,482           11,119
                                                       -------          -------
 Cash and cash equivalents at end of period        $      716       $    9,017
                                                       =======          =======
 Supplemental cash flow disclosures:

 Interest paid                                     $      904       $       47
                                                       ======           ======
 Income taxes paid, net of refunds received        $      892       $      380
                                                       ======           ======


 The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(000's except for share and per share information)


1. In the first quarter of 1997, the Company elected discontinued operations treatment for both its Technical Services and Real
Estate Segments.

On June 5, 1996, the Board of Directors announced that the Company had begun to explore strategic options for its remaining units within the technical services segment.
Separate investment banking firms have been retained to develop strategies for both SRA and RCI. The company is continuing to explore options for monetizing and disposing of its real estate holdings. Discontinued operations treatment reflects the progress made in the first quarter towards divestiture of these segments.

The results for technical services and the real estate segment have been classified as discontinued operations for all periods presented in the Consolidated Condensed Statements of Operations and Balance Sheets. The assets and liabilities of the discontinued operations have been classified in the Consolidated Condensed Balance Sheets as "Net assets held for sale." Discontinued operations have not been segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Condensed Statements of Operations.

The following is a summary of revenue by discontinued segment:


                              Three Months Ended
                         April 4, 1997   March 29, 1996
Revenues:
Technical Services             $17,711          $21,581
Real Estate                      2,150            2,139
                                ------           ------
                               $19,861          $23,720
                                ======           ======

2. On April 30, the Company announced that it changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc.
The name change resulted from the Company's plan to solely focus on telecommunications.

3. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The consolidated condensed financial statements have been reclassified to conform with current year presentation.

4. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. The effect on net income per share resulting from dilution upon exercise of outstanding stock options, warrants and restricted stock is not material, and therefore is not shown.

No preferred stock was outstanding as of April 4, 1997.

5. During the first quarter of 1997 and the second quarter of 1996, several key employees were issued an aggregate of 39,000 and 34,500 shares, respectively, of restricted stock in the Company. The value of this stock is recorded as deferred compensation in the stockholders' equity section of the consolidated condensed balance sheets, and will be expensed over the vesting period. The vesting period will not exceed 10 years and may be accelerated depending upon the achievement of certain objectives.

6.  The components of inventories as of the balance sheet dates are as follows:
                   April 4, 1997           Jan. 3, 1997
Raw material             $11,264                $10,755
Work in process            2,280                  1,768
Finished goods             3,666                  3,721
                          ------                 ------
                         $17,210                $16,244
                          ======                 ======

7. Other accrued liabilities includes an accrual relating to workers' compensation of $2,027 and $2,082 at April 4, 1997 and January 3, 1997, respectively.

8. On September 30, 1996, the Company acquired the assets of SAFCO Corporation's Electronic Systems Division (ESD), which was subsequently renamed SAFCO Technologies (SAFCO). As part of the asset purchase agreement, the Company paid former shareholders $1,204 during the first quarter of 1997.

9. On April 21, 1997, the Company acquired all of the outstanding capital stock of TEC Cellular, Inc. (TEC) for $14,000 in cash subject to certain adjustments plus seven year warrants exercisable to purchase 100,000 shares of the Company stock at $18 per share. Also, depending upon the achievement of certain earnings objectives in 1997, the former shareholders of TEC may be entitled to an additional $1,000 payment. Any payment will increase goodwill. Upon consummation of the sale, TEC Cellular will become a division of SAFCO Technologies, Inc.

In conjunction with the TEC acquisition, the Company expects to record a $6,150 after-tax charge for purchased in-process research and development in the second quarter of 1997.

On April 30, 1997, the Company acquired all of the outstanding stock of DAC Ltd. (DAC) for 3 million pounds (approximately
$5,000).  DAC will become a subsidiary of the GAI-Tronics
Corporation.

10. During the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for public companies. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997 and adoption of this statement for the Company will occur in the fourth quarter of 1997. This statement would not materially affect the Company's EPS calculation in the first quarter.

11. During the first quarter of 1997, the Company paid $1,000 to the former principals of Instruments Associates, Inc. as part of the 1993 purchase agreement.

12. The Company has elected to allocate interest not specifically associated with any segment based upon a ratio of net assets.
Interest expense allocated to discontinued operations was not material in the first quarter of 1997.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations

First Quarter - 1997 vs. 1996

In June 1996, the Board of Directors announced that the Company had begun to explore strategic options for its remaining units within the technical services and real estate segments. During the first quarter of 1997, the Company adopted discontinued operations treatment for its technical services and real estate segments. Discontinued operations treatment reflects the progress made in the first quarter towards divestiture of these segments.

On April 30, the Company announced that it changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc. The name change resulted from the Company's plan to solely focus on telecommunications.

The Company reported a loss from continuing operations for the first quarter of 1997 of $614 or $0.10 per share, compared to income from continuing operations of $140 or $0.02 per share in the same period of 1996. The net loss from continuing operations reflects the highly seasonal business of SAFCO. SAFCO has historically generated losses in its first quarter and has earned approximately 65% of its annual operating profit in the fourth quarter. SAFCO was acquired on September 30, 1996. Given SAFCO's seasonal business and the Company's increased interest expense and goodwill amortization associated with the acquisition, the Company's results suffered.

The Company anticipates improvement in results of operations, especially in the second half of the year, as a result of SAFCO's seasonality.

Revenue from continuing operations increased 23% over the same period in 1996 due to revenue growth in the wireline and industrial units. Also, the inclusion of SAFCO contributed to higher sales.

Revenue from the wireline and industrial units was $9,504 and $11,284, respectively, compared to $7,923 and $10,121 reported in the same period last year. The higher sales reflect increased demand for the products in the markets they serve and the introduction of new products. The wireless unit generated $4,029 of revenue in the first quarter of 1997 compared to $2,124 reported in the same period as 1996. The current period includes approximately $2,000 of revenue from SAFCO.

The gross profit percentage increased from 36% in the first quarter of 1996 to 38% in the current quarter due primarily to the inclusion of SAFCO and improved margins. Higher margins are attributed to better product mix and increased wireline and industrial revenue levels. The 1996 gross profit percentage has changed from prior reports due to a reclassification of costs.


Selling, General and Administration, Research and Development and
Intangible Amortization

Selling, general and administrative, research and development and intangible amortization increased 50%, 13% and 88%, respectively, compared to the same period in 1996, due primarily to the SAFCO acquisition.


Interest Expense

Interest expense increased in the first quarter of 1997 as compared to the first quarter of 1996 due to the debt incurred to finance the SAFCO acquisition and operations.


Provision (Benefit) for taxes on income (loss)

The provision (benefit) for taxes on income (loss) decreased from an effective rate of 38% in the first quarter of 1996 to 36% in the first quarter of 1997. The decrease relates primarily to lower state taxes.


Income from discontinued operations

Net income from discontinued operations for the technical services and real estate segments was consistent with prior year results. The Company expects its discontinued segments to remain profitable until the dispositions are completed. The exact timing of the dispositions is uncertain but should occur within the following twelve months. The Company expects that the sale of these segments could generate after-tax proceeds of approximately $50,000 - $60,000.


Liquidity and Capital Resources

Working capital and cash and cash equivalents declined $972 and $766, respectively, in the first quarter of 1997.

Amounts generated from operations, anticipated proceeds from the technical services and real estate segment divestitures, combined with available cash and cash equivalents, and short-term lines of credit should provide adequate working capital to satisfy the contingent payments to former XEL and SAFCO shareholders, and fund the TEC and DAC acquisitions (Note 9).

Lines of credit with CoreStates Bank, N.A., are available to fund both working capital needs and acquisitions. After the consideration of the outstanding borrowings and certain loan covenants, the Company has approximately $24,000 and $26,000 available under the acquisition line of credit and working capital line, respectively, as of April 4, 1997.

The Company estimates that its total capital expenditures in 1997, excluding acquisitions, will be approximately $6,500. No restrictions on cash transfers between the Company and its subsidiaries exist.


In the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Disclosure of Information about Capital Structure," which requires companies to calculate earnings per share on a basic and diluted basis.

The statement becomes effective for the fourth quarter of 1997.
The adoption would not materially affect the Company's earnings per share calculation in the first quarter.


The Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: the effect of general economic conditions, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; with respect to the Technical Services segment, its dependence on the U.S. government as a customer; and with respect to the Telecommunication segment, the uncertain effect of the Telecommunications Act of 1996, technology change, and risks of product development and commercialization difficulties, and the Company's ability to complete its divestiture program in the time frames and at the prices indicated and the Company's ability to make acquisitions at prices which will be accretive to earnings. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words used in this report such as "positioned", "yields", "should generate", "appears", "viewed", "could potentially", "would position", "expected", and "should allow" indicate the presence of forward looking statements.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
    None

(b) Reports on Form 8-K
  (1) The registrant filed Form 8-K on March 27, 1997 which announced Robert E. LaBlanc, President of Robert E.
      LaBlanc Associates, had joined the Company's Board of Directors.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Salient 3 Communications, Inc.

/s/Paul H. Snyder
Paul H. Snyder
Senior Vice President and
Chief Financial Officer

Date:  May 14, 1997