Form 10-Q
period 1997-08-13
SALIENT 3 COMMUNICATIONS INC
filed 1997-08-13
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. - 20549
                        _________________________
                                FORM 10-Q
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 1997
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(610) 856-5500
________________________________________________________________________________
(Registrant's telephone number, including area code)

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

                                             Class A     Class B
Number of shares of each class of
common stock outstanding as of
July 4, 1997 (excluding 2,617,134
Class A treasury shares):                  5,830,847     537,319

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information Pages

Item I.
 Consolidated Condensed Balance Sheets at
  July 4, 1997 and January 3, 1997 (unaudited)

 Consolidated Condensed Statements of Operations for the six month and three month periods ended July 4, 1997 and June 28, 1996 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the six month periods ended July 4, 1997 and June 28, 1996 (unaudited)

 Notes to Consolidated Condensed Financial Statements


Item II.
 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 July 4, 1997 and January 3, 1997
 (Unaudited)
 (000's)

                                                            July 4,         January 3,
                                                               1997               1997
 ASSETS

 Current assets:
 Cash and cash equivalents                                 $  1,802           $  1,482
 Accounts receivable, net of allowance
    for doubtful accounts of $1,878 and
    $1,565, respectively                                     19,820             20,723
 Inventories                                                 21,382             16,244
 Deferred income taxes                                        3,891              4,180
 Other current assets                                         4,780              2,640
 Net assets held for sale                                    38,614             45,996
                                                             ------             ------
Total current assets                                         90,289             91,265


 Property, plant and equipment, at cost:                     41,172             37,105
 Less accumulated depreciation and
   amortization                                              19,312             17,821
                                                             ------             ------
                                                             21,860             19,284

 Deferred income taxes                                        8,105              8,105
 Other assets                                                    -                 500
 Intangible assets                                           45,564             36,593

Total Assets                                               $165,818           $155,747
                                                            =======            =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                             $  9,044           $     -
 Accounts payable                                             7,235              7,657
 Salaries and wages                                           1,494              1,256
 Income taxes, currently payable                              1,937              3,096
 Estimated liability for contract losses                      1,471              1,539
 Other accrued liabilities                                    8,230             10,654
                                                             ------             ------
Total current liabilities                                    29,411             24,202

 Long-term debt                                              38,317             26,549
 Other long-term liabilities                                  5,141              4,967
 Self-insured retention                                       2,409              2,409

Stockholders' equity:
 Common stock                                                 8,985              8,985
 Capital in excess of par value                              38,047             38,091
 Warrants outstanding                                         1,665              1,180
 Retained earnings                                           82,430             89,838
 Foreign currency translation adjustment                        100                 -
 Deferred compensation-restricted stock                        (799)              (287)
 Treasury stock                                             (39,888)           (40,187)
                                                             ------             ------
                                                             90,540             97,620

Total Liabilities and Stockholders' Equity                 $165,818           $155,747
                                                            =======            =======

 The accompanying notes are an integral part of the consolidated condensed financial statements.


 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share information)

                                                 Six Months Ended                               Three Months Ended
                                       July 4, 1997        June 28, 1996               July 4, 1997            June 28, 1996

 Telecommunications sales                   $49,377              $40,640                    $24,560                  $20,472
 Cost of goods sold                          31,007               26,274                     15,585                   13,285
                                             ------               ------                     ------                   ------
 Gross profit                                18,370               14,366                      8,975                    7,187

 Selling, general and
 administrative                              16,112               10,432                      8,636                    5,433
 Purchased in-process
  research & development                      6,150                   -                       6,150                       -
 Research & development                       4,457                3,461                      2,410                    1,653
 Intangible amortization                        809                  380                        458                      193
                                              -----                -----                      -----                    -----
 Operating profit (loss)                     (9,158)                  93                     (8,679)                     (92)

 Interest income                                 33                  169                         15                       67
 Interest expense                             1,123                  116                        629                       54
                                             ------                 ----                      -----                     ----
 Pre-tax income (loss)
 from continuing operations                 (10,248)                 146                     (9,293)                     (79)

 Provision (benefit) for taxes
 on income                                   (1,519)                  55                     (1,178)                     (30)
                                              -----                  ---                      -----                      ---
 Net income (loss)
 from continuing operations                  (8,729)                  91                     (8,115)                     (49)

 Income from discontinued operations:
 Technical Services Segment
 (less applicable income taxes of
 $498 and $880 for the six month
 periods ended and $195 and $521
 for the three month periods
 ended, respectively)                           860                1,427                        314                      841

 Gain on disposal of a Technical
 Services Company (less applicable
 income taxes of $583)                        1,080                   -                       1,080                       -

 Real Estate Segment
 (less applicable income taxes of
 $381 and $445 for the six month
 periods ended and $202 and $249
 for the three month periods
 ended, respectively)                           659                  722                        336                      402
                                              -----                -----                      -----                    -----
 Net income from
 discontinued operations                      2,599                2,149                      1,730                    1,243


 Total net income (loss)                    $(6,130)              $2,240                    $(6,385)                  $1,194
                                              =====                =====                      =====                    =====
 Per share of common stock:

Net income (loss)
  from continuing operations                 $(1.38)               $0.01                     $(1.28)                  $(0.01)

Net income from
  discontinued operations:
       Technical Services Segment             $0.31                $0.23                      $0.22                    $0.13

       Real Estate Segment                    $0.10                $0.12                      $0.05                    $0.07
                                               ----                 ----                       ----                     ----
Total earnings per share                     $(0.97)               $0.36                     $(1.01)                   $0.19
                                               ====                 ====                       ====                     ====

Cash dividend per share                       $0.20                $0.40                      $0.10                    $0.20

 Average number of shares
 of common stock                          6,312,166            6,287,406                  6,307,880                6,289,030


 The accompanying notes are an integral part of the consolidated condensed financial statements.


Salient 3 Communications, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)                                                           Six Months Ended
(000's)                                                             July 4,      June 28,
                                                                       1997          1996

   Cash flows from operating activities:

   Net income (loss)                                                $(6,130)       $2,240
   Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
       Gain on the sale of subsidiary                                (1,663)           -
       Purchased in-process research and
         development write-off                                        6,150            -
       Other items not affecting cash                                 4,486         3,673
       Changes in current assets and current liabilities,
         net of effects from acquisitions and disposition            (6,182)         (864)
       Other, net                                                        -           (278)
                                                                      -----         -----
   Net cash provided by (used for) operating activities              (3,339)        4,771

   Cash flows from investing activities:

   Payments for acquisitions                                        (19,302)         (954)
   Payments for property, plant and equipment                        (3,817)       (3,122)
   Proceeds from sale of subsidiary                                   7,213            -
   Proceeds from sale of property, plant
     and equipment                                                       -            912
                                                                      ------        -----
   Net cash used for investing activities                           (15,906)       (3,164)

   Cash flows from financing activities:

   Proceeds from issuance of debt                                    19,900            -
   Payments of debt                                                  (8,123)       (1,003)
   Borrowings under note payable                                      9,044            -
   Issuance of treasury stock in connection
     with stock option, award and purchase
     plans                                                               83           300
   Payments to acquire treasury stock                                  (384)         (421)
   Cash dividends paid                                               (1,278)       (2,515)
   Other, net                                                           323          (308)
                                                                     ------         -----
   Net cash provided by (used for) financing activities              19,565        (3,947)

   Net increase (decrease) in cash and cash equivalents                 320        (2,340)

   Cash and cash equivalents at beginning of period                   1,482        11,119
                                                                      -----        ------
   Cash and cash equivalents at end of period                        $1,802        $8,779
                                                                      =====         =====
   Supplemental cash flow disclosures:

   Interest paid                                                     $1,562           $80

   Income taxes paid, net of refunds received                        $1,164          $971

   The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(000's except for share and per share information)


1. On June 24, 1997, the Company sold its SRA Technologies, Inc. (SRA) subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $.17 per share. Proceeds were used to reduce the Company's outstanding debt.

2. On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center to Brandywine Realty Trust for $40,000, substantially all in cash. The Company anticipates an after-tax gain of approximately $7,000.

3. In the first quarter of 1997, the Company elected discontinued operations treatment for both its Technical Services and Real Estate Segments. Discontinued operations treatment reflects the progress made in the first quarter towards divestiture of these segments.
 The results for technical services and the real estate segments have been classified as discontinued operations for all periods presented in the Consolidated Condensed Statements of Operations and Balance Sheets. The assets and liabilities of the discontinued operations have been classified in the Consolidated Condensed Balance Sheets as
"Net assets held for sale."   Discontinued operations have not been
segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Condensed Statements of Operations.
 The following is a summary of revenue by discontinued segment:

                    Three Months Ended          Six Months Ended
                  July 4, 1997 June 28, 1996 July 4, 1997 June 28, 1996
 Revenues:
  Technical Services  $18,382        $21,669      $36,093       $43,250
  Real Estate           2,180          2,148        4,330         4,287
                       ------         ------       ------        ------
                      $20,562        $23,817      $40,423       $47,537

4. On April 30, 1997, the Company announced that it changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc. The name change resulted from the Company's plan to solely focus on telecommunications.

5. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The consolidated condensed financial statements have been reclassified to conform with current year presentation.

6. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. The effect on net income per share resulting from dilution upon exercise of outstanding stock options, warrants and restricted stock is not material, and therefore is not shown.
 No preferred stock was outstanding as of July 4, 1997.

7. During the first quarter of 1997 and the second quarter of 1996, several key employees were issued an aggregate of 39,000 and 34,500 shares, respectively, of restricted stock in the Company. The value of this stock is recorded as deferred compensation in the stockholders' equity section of the consolidated condensed balance sheets, and will be expensed over the vesting period. The vesting period will not exceed 10 years and may be accelerated depending upon the achievement of certain objectives.

8. The components of inventories as of the balance sheet dates are as follows:
                    July 4, 1997   Jan. 3, 1997
Raw material             $11,468        $10,755
Work in process            3,742          1,768
Finished goods             6,172          3,721
                          ------         ------
                         $21,382        $16,244

9. Other accrued liabilities includes an accrual relating to workers' compensation of $1,966 and $2,082 at July 4, 1997 and January 3, 1997, respectively.

10. On September 30, 1996, the Company acquired the assets of SAFCO Corporation's Electronic Systems Division (ESD), which was subsequently renamed SAFCO Technologies (SAFCO). As part of the asset purchase agreement, the Company paid former shareholders $1,204 during the first quarter of 1997.

11. On April 21, 1997, the Company acquired all of the outstanding capital stock of TEC Cellular, Inc. (TEC) for $14,000 in cash subject to certain adjustments plus seven year warrants exercisable to purchase 100,000 shares of the Company stock at $18 per share. Also, depending upon the achievement of certain earnings objectives in 1997, the former shareholders of TEC may be entitled to an additional $1,000 payment. Any payment will increase goodwill. TEC is part of the Company's wireless telecommunication business and is a division of SAFCO.
 In conjunction with the TEC acquisition, the Company recorded a $6,150 charge with no tax benefit, or $.97 per share, for purchased in-process research and development costs. The purchased in-process research and development has not yet reached technological feasibility and had no alternative future use as of the date of closing.
 On April 30, 1997, the Company acquired all of the outstanding stock of DAC Ltd. (DAC) for 3 million pounds (approximately $5,000). DAC is part of the Company's industrial telecommunication business and is a subsidiary of GAI-Tronics Corporation.

12. During the first quarter of 1997, the Financial Accounting Standards Board (FASB) issued Statement 128, which specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for public companies. This statement is effective for financial statements for both interim and annual periods ending after December
15, 1997 and adoption of this statement for the Company will occur in the fourth quarter of 1997. This statement would not materially affect the Company's EPS calculation.

13. During the first quarter of 1997, the Company paid $1,000 to the former principals of Instruments Associates, Inc. as part of the 1993 purchase agreement.

14. The Company has elected to allocate interest not specifically associated with any segment based upon a ratio of net assets.
Interest expense allocated to discontinued operations was not material in either of the six and three month periods ended July 4, 1997.

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

On April 30, 1997, the Company announced that it changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc. The name change resulted from the Company's plan to solely focus on telecommunications.

For the six months ended July 4, 1997, the Company lost $8,729 or $1.38 per share from continuing operations. Included in the results, is a $6,150 charge or $.97 per share for purchased in-process research and development associated with the TEC Cellular Inc. (TEC) acquisition (Note 11). The purchased in-process research and development has not yet reached technological feasibility and had no alternative future use as of the date of closing.

Excluding the write-off of purchased in-process research and development, the Company reported a loss from continuing operations of $2,579 or $.41 per share for the first half of 1997 compared to income of $91 or $.01 per share for 1996. The net loss from continuing operations is primarily due to its SAFCO unit and to a much lesser extent reduced revenue from the wireline unit in the second quarter of 1997. SAFCO's results suffered due the fact that its business is very seasonal, product delays and restructuring their global sales force.
SAFCO has historically generated losses in the first half of the year.
The Company expects SAFCO's operations will improve during the second half of 1997. SAFCO was acquired on September 30, 1996. Given the seasonality of SAFCO's business, and increased interest expense and goodwill amortization associated with the SAFCO acquisition, the Company's results suffered.

For the quarter, excluding the write-off of purchased in-process research and development, the Company reported a loss from continuing operations of $1,965 or $.31 per share compared to a loss of $49 or $.01 per share for 1996. The net loss from continuing operations is primarily due to results from SAFCO as mentioned above and reduced revenue from the wireline unit.

The Company anticipates improvement in results of operations in the second half of the year, as a result of improvement in SAFCO's operations and normal second half strength of the business.

Revenue from continuing operations increased 21% and 20% for the six and three month periods in 1997, respectively, compared to the same periods in 1996. The increases were primarily due to the SAFCO and TEC
(wireless unit) and DAC Ltd. (industrial unit) acquisitions.


The following is a breakdown of revenue by telecommunication unit:

                  Year to Date         Second Quarter
                  1997     1996         1997     1996
Industrial     $24,443  $19,650      $13,159   $9,529
Wireline        14,802   16,332        5,298    8,409
Wireless        10,132    4,658        6,103    2,534
                ------   ------       ------   ------
  Total        $49,377  $40,640      $24,560  $20,472

The higher industrial revenue in both the six and three month periods of 1997 is due primarily to the DAC acquisition and increased demand for products in the markets served and the introduction of new products by the Company's GAI-Tronics unit.

The decline in wireline revenue stems from a drop off of demand for analog channel units in the second quarter prompted by certain re-use programs now in place at some of their customers.

The wireless improvement in sales in both periods is due primarily to the SAFCO and TEC acquisitions and was somewhat offset by lower revenue from Instrument Associates Inc. in the second quarter. SAFCO and TEC had combined revenues of $6,460 and $4,463 in the six and three month periods of 1997.

The gross profit percentage increased from 35% in 1996 to 37% in 1997 in both the six and three month periods. The increase in gross profit percentage stems from higher margins realized from the recently acquired businesses - SAFCO and TEC.


Selling, General and Administration, Research and Development and
Intangible Amortization

Selling, general and administrative, research and development and intangible amortization increased 54%, 29% and 113%, respectively, in the first six months of 1997 compared to the same period in 1996. Selling, general and administrative, research and development and intangible amortization increased 59%, 46% and 137%, respectively, in the current quarter compared to the second quarter of 1996. The increases relate primarily to the acquisitions.


Interest Expense

Interest expense increased in the first six months and second quarter of 1997 as compared to the same periods in 1996 due to the debt incurred to finance the acquisitions.


Provision (Benefit) for taxes on income (loss)

Excluding the aforementioned adjustment, the effective tax rate was 37% in the first half and second quarter of 1997 compared to 38% in the same periods of 1996.


Income from discontinued operations

On June 24, 1997, the Company sold its SRA Technologies, Inc. subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $.17 per share.

On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center to Brandywine Realty Trust, for $40,000, substantially all in cash. The Company anticipates an after-tax gain of approximately $7,000. The Company has reduced its debt levels with the sales proceeds.

The Company expects that its remaining discontinued unit, Resource Consultants, Inc., will remain profitable until the disposition is completed. The exact timing of the disposition is uncertain but is expected to occur within the following six months. The Company expects that the sale of the remaining unit could generate after-tax proceeds of approximately $15,000 - $20,000.


Liquidity and Capital Resources

Working capital declined by $6,185 in 1997 primarily due to the sale of SRA. Cash proceeds received on the divestiture were used to reduce long-term debt.

Amounts generated from operations, anticipated proceeds from the divestiture, combined with available cash and cash equivalents, and short-term lines of credit are expected to provide adequate working capital to satisfy the contingent payments to former XEL, SAFCO, and TEC shareholders and the repurchase of up to one million shares of the Company's stock in the open market at least through the end of the current fiscal year. On June 25, 1997, the Board of Directors authorized an expansion of the 1995 share repurchase plan to allow the Company to potentially purchase up to one million shares in the open market.

Lines of credit with CoreStates Bank, N.A., are available to fund both working capital needs and acquisitions. After the consideration of the outstanding borrowings and certain loan covenants, the Company has approximately $500 available under the acquisition and working capital lines of credit as of July 4, 1997. After considering proceeds from the Green Hills Corporate Center sale, approximately $37 million will be available under the lines of credit.

The Company estimates that its total capital expenditures in 1997, excluding acquisitions, will be approximately $6,500. No restrictions on cash transfers between the Company and its subsidiaries exist.


In the first quarter of 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128, "Disclosure of Information about Capital Structure," which requires companies to calculate earnings per share on a basic and diluted basis. The statement becomes effective for the fourth quarter of 1997. The adoption would not materially affect the Company's earnings per share calculation for the quarter or six months ended July 4, 1997.

In the second quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has not determined the effect of adopting these new pronouncements on the consolidated financial statements.


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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
 (a) Exhibits
  3(i)  Amended Certificate of Incorporation of Salient 3
          Communication Inc.
  3(ii) Amended Bylaws of Salient 3 Communication Inc.

 (b) Reports on Form 8-K
   (1) The registrant filed Form 8-K on April 23, 1997 which announced the acquisition of TEC Cellular, Inc. and an agreement to purchase DAC Ltd.
   (2) The registrant filed Form 8-K on May 1, 1997 which announced that the Company changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc.
   (3) The registrant filed Form 8-K on July 2, 1997 for the sale of SRA Technologies, Inc., including Pro Forma Unaudited Consolidated Condensed Financial Statements, and announced an agreement to sell the Green Hills Corporate Center.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
      Salient 3 Communications, Inc.

  /s/Paul H. Snyder
     Paul H. Snyder
     Senior Vice President and
     Chief Financial Officer

Date: August 13, 1997