Form 10-Q
period 1997-10-03
SALIENT 3 COMMUNICATIONS INC
filed 1997-11-12
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. - 20549
                          _________________________
                                  FORM 10-Q
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 1997
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                           Class A   Class B
Number of shares of each class of
common stock outstanding as of
October 3, 1997 (excluding 2,620,855
Class A treasury shares):                5,819,815   544,630



SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information Pages
Item I.
 Consolidated Condensed Balance Sheets at
  October 3, 1997 and January 3, 1997 (unaudited)

 Consolidated Condensed Statements of Operations for the three and nine month periods ended October 3, 1997 and September 27, 1996 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the nine month periods ended October 3, 1997 and September 27, 1996 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.
 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 October 3, 1997 and January 3, 1997
 (Unaudited)
 (000's)
                                                   October 3,           January 3,
                                                        1997                 1997
 ASSETS

 Current assets:
 Cash and cash equivalents                       $     2,208        $       1,482
 Accounts receivable, net of allowance
    for doubtful accounts of $1,912 and
    $1,565, respectively                              19,560               20,723
 Inventories                                          20,199               16,244
 Deferred income taxes                                 3,791                4,180
 Other current assets                                  4,722                2,640
 Net assets held for sale                             15,956               45,996
                                                     -------              -------
         Total current assets                         66,436               91,265
                                                     -------              -------


 Property, plant and equipment                        42,744               37,105
 Less accumulated depreciation and
   amortization                                       20,253               17,821
                                                     -------              -------
                                                      22,491               19,284
                                                     -------              -------
 Deferred income taxes                                 8,055                8,105
 Other assets                                          1,000                  500
 Intangible assets                                    45,236               36,593
                                                     -------              -------
Total Assets                                     $   143,218        $     155,747
                                                    ========             ========

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                   $     2,458        $         -
 Accounts payable                                      5,555                7,657
 Salaries and wages                                    1,575                1,256
 Income taxes, currently payable                       8,653                3,096
 Estimated liability for contract losses               1,471                1,539
 Other accrued liabilities                             8,389               10,654
                                                     -------              -------
                Total current liabilities             28,101               24,202
                                                     -------              -------
 Long-term debt                                       11,330               26,549
 Other long-term liabilities                           5,207                4,967
 Self-insured retention                                2,677                2,409

Stockholders' equity:
 Common stock                                          8,985                8,985
 Capital in excess of par value                       38,047               38,091
 Warrants outstanding                                  1,665                1,180
 Retained earnings                                    88,028               89,838
 Foreign currency translation adjustment                 (27)                 -
 Deferred compensation-restricted stock                 (870)                (287)
 Treasury stock                                      (39,925)             (40,187)
                                                    --------             --------
                                                      95,903               97,620
                                                    --------              -------

 Total Liabilities and Stockholders' Equity      $   143,218        $     155,747
                                                    ========             ========
 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share information)
                                                           Nine Months                                   Three Months
                                                              Ended                                          Ended
                                              --------------------------------------        --------------------------------------
                                                Oct. 3, 1997      Sept. 27, 1996              Oct. 3, 1997        Sept. 27, 1996
                                                ------------      --------------              ------------        --------------
 Sales                                               $77,296             $62,579                   $27,919               $21,939
 Cost of goods sold                                   48,402              40,599                    17,395                14,325
                                                     -------             -------                   -------               -------
 Gross profit                                         28,894              21,980                    10,524                 7,614

 Selling, general and administrative                  25,372              15,865                     9,260                 5,433
 Purchased in-process research & development           6,150                   -                         -                     -
 Research & development                                6,841               4,962                     2,384                 1,501
 Intangible amortization                               1,266                 573                       457                   193
                                                    --------             -------                   -------               -------
 Operating profit (loss)                             (10,735)                580                    (1,577)                  487
                                                    --------             -------                   -------               -------
 Interest income                                          73                 242                        40                    73
 Interest expense                                      1,526                 160                       403                    44
                                                    --------             -------                   -------               -------
 Pre-tax income (loss)
 from continuing operations                          (12,188)                662                    (1,940)                  516
                                                    --------             -------                   -------               -------
 Provision (benefit) for taxes
 on income (loss)                                     (2,218)                250                      (699)                  195
                                                    --------             -------                   -------               -------
 Net income (loss)
 from continuing operations                           (9,970)                412                    (1,241)                  321
                                                    --------             -------                   -------               -------
 Income from discontinued operations:
 Technical Services Segment
 (less applicable income taxes of
 $698 and $1,637 for the nine month
 periods ended and $200 and $757
 for the three month periods
 ended, respectively)                                  1,214               2,647                       354                 1,220

 Real Estate Segment
 (less applicable income taxes of
 $450 and $703 for the nine month
 periods ended and $69 and $258
 for the three month periods
 ended, respectively)                                    781               1,137                       122                   415

 Gains on disposals of
 subsidiaries (less applicable
 income taxes of $5,945 and $5,362
 for the nine and three month
 periods ended, respectively)                          8,080                   -                     7,000                     -
                                                     -------             -------                    ------               -------
 Net income from
 discontinued operations                              10,075               3,784                     7,476                 1,635
                                                     -------             -------                    ------               -------

 Total net income                                       $105              $4,196                    $6,235                $1,956
                                                     =======             =======                    ======               =======
 Per share of common stock:

Net income (loss)
  from continuing operations                          $(1.58)              $0.07                    $(0.20)                $0.05

Net income from
  discontinued operations:
       Technical Services Segment                      $0.19               $0.42                     $0.05                 $0.19

       Real Estate Segment                             $0.13               $0.18                     $0.03                 $0.07

       Disposal of subsidiaries                        $1.28               $   -                     $1.11                 $   -
                                                      ------               -----                     -----                 -----
Total earnings per share                               $0.02               $0.67                     $0.99                 $0.31
                                                      ======               =====                     =====                 =====

Cash dividend per share                                $0.30               $0.50                     $0.10                 $0.10

 Average number of shares
 of common stock                                   6,305,755           6,293,186                 6,292,933             6,304,746


 The accompanying notes are an integral part of the consolidated condensed financial statements.

   Salient 3 Communications, Inc. and Subsidiaries
   Consolidated Condensed Statements of Cash Flows
   (Unaudited)
   (000's)
                                                                     Nine Months Ended
                                                                  Oct. 3,         Sept. 27,
                                                                    1997              1996
   Cash flows from operating activities:                        --------         ---------

   Net income                                                       $105            $4,196
   Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
       Gain on the sale of subsidiaries                          (14,025)                -
       Purchased in-process research and
         development write-off                                     6,150                 -
       Other items not affecting cash                              4,149             6,119
       Changes in current assets and current liabilities,
         net of effects from acquitions and dispositions          (1,190)           (3,701)
       Other, net                                                      -              (236)
                                                                 -------           -------
        Net cash provided by (used for) operating activities      (4,811)            6,378
                                                                 -------           -------

   Cash flows from investing activities:

   Payments for acquisitions, net of cash acquired               (19,302)             (954)
   Payments for property, plant and equipment                     (5,577)           (4,930)
   Proceeds from sale of subsidiaries                             45,013                 -
   Proceeds from sale of property, plant
     and equipment                                                     -               912
                                                                 -------           -------
   Net cash provided by (used for) investing activities           20,134            (4,972)
                                                                 -------           -------

   Cash flows from financing activities:

   Proceeds from issuance of debt                                 19,900                 -
   Payments of debt                                              (35,231)           (1,134)
   Borrowings under note payable                                   2,458                 -
   Issuance of treasury stock in connection
     with stock option, award and purchase
     plans                                                           102               341
   Payments to acquire treasury stock                               (441)             (583)
   Cash dividends paid                                            (1,915)           (3,150)
   Other, net                                                        530              (202)
                                                                 -------           -------
    Net cash used for financing activities                       (14,597)           (4,728)
                                                                 -------           -------
   Net increase (decrease) in cash and cash equivalents              726            (3,322)


   Cash and cash equivalents at beginning of period                1,482            11,119
                                                                 -------           -------
   Cash and cash equivalents at end of period                     $2,208            $7,797
                                                                 =======           =======
   Supplemental cash flow disclosures:

   Interest paid                                                  $2,145              $102
                                                                 =======           =======
   Income taxes paid, net of refunds received                     $1,603              $ (5)
                                                                 =======           =======


 The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(000's except for share and per share information)


1. On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center to Brandywine Realty Trust for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of income taxes of $5,362, or $1.11 per share. Proceeds were used to reduce the Company's outstanding debt.
 On June 24, 1997, the Company sold its SRA Technologies, Inc. subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $.17 per share. Proceeds were used to reduce the Company's outstanding debt.

2. In the first quarter of 1997, the Company elected discontinued operations treatment for both its Technical Services and Real Estate Segments.
 The results for technical services and the real estate segment have been classified as discontinued operations for all periods presented in the Consolidated Condensed Statements of Operations and Balance Sheets. The assets and liabilities of the discontinued operations have been classified in the Consolidated Condensed Balance Sheets as
"Net assets held for sale".   Discontinued operations have not been
segregated in the Statement of Consolidated Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Condensed Statements of Operations.
 The following is a summary of revenue by discontinued segment:

                          Three Months Ended            Nine Months Ended
                    ----------------------------    ---------------------------
                    Oct. 3, 1997  Sept. 27, 1996    Oct. 3, 1997  Sept. 27, 1996
                    ------------  --------------    ------------  --------------
 Revenues:
  Technical Services   $15,191        $22,288          $51,284        $65,538
  Real Estate              696          2,295            5,026          6,582
                       -------        -------          -------        -------
                       $15,887        $24,583          $56,310        $72,120
                       =======        =======          =======        =======

3. On April 30, 1997 the Company announced that it changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc. The name change resulted from the Company's plan to solely focus on telecommunications.

4. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The consolidated condensed financial statements have been reclassified to conform with current year presentation.

5. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. The effect on net income per share resulting from dilution upon exercise of outstanding stock options, warrants and restricted stock is not material, and therefore is not shown.
 No preferred stock was outstanding as of October 3, 1997.

6. During the first quarter of 1997 and the second quarter of 1996, several key employees were issued an aggregate of 39,000 and 34,500 shares, respectively, of restricted stock in the Company. The value of this stock is recorded as deferred compensation in the stockholders' equity section of the consolidated condensed balance sheets, and will be expensed over the vesting period. The vesting period will not exceed 10 years and may be accelerated depending upon the achievement of certain objectives.

7. The components of inventories as of the balance sheet dates are as follows:

               Oct. 3, 1997     Jan. 3, 1997
               ------------     ------------
Raw material      $11,876          $10,755
Work in process     2,327            1,768
Finished goods      5,996            3,721
                  -------          -------
                  $20,199          $16,244
                  =======          =======

8. Other accrued liabilities includes an accrual relating to workers' compensation of $1,920 and $2,082 at October 3, 1997 and January 3, 1997, respectively.

9. On September 30, 1996, the Company acquired the assets of SAFCO Corporation's Electronic Systems Division (ESD), which was subsequently renamed SAFCO Technologies Inc. (SAFCO). As part of the asset purchase agreement, the Company paid former shareholders $1,204 during the first quarter of 1997.

10. During the third quarter of 1996, the Company settled a claim filed by a former employee of a subsidiary which closed in 1988. The settlement resulted in an increase in net income of $435, net of income taxes of $265, or $.07 per share, which is reflected in discontinued operations.

11. On April 21, 1997, the Company acquired all of the outstanding capital stock of TEC Cellular, Inc. (TEC) for $14,000 in cash subject to certain adjustments plus seven year warrants exercisable to purchase
100,000 shares of the Company stock at $18 per share. Also, depending upon the achievement of certain earnings objectives in 1997, the former shareholders of TEC may be entitled to an additional $1,000 payment. Any payment will increase goodwill. TEC Cellular is part of the Company's wireless telecommunication business and is a division of SAFCO Technologies, Inc.
 In conjunction with the TEC acquisition, the Company recorded a $6,150 after-tax charge, or $.97 per share, for purchased in-process research and development costs. The purchased in-process research and development has not yet reached technological feasibility and had no alternative future use as of the date of closing.
 On April 30, 1997, the Company acquired all of the outstanding stock of DAC Ltd. (DAC) for 3 million British pounds sterling (approximately $5,000). DAC is part of the Company's industrial telecommunication business and is a subsidiary of the GAI-Tronics Corporation.

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

13. During the first quarter of 1997, the Company paid $1,000 to the former principals of Instrument Associates, Inc. as part of the 1993 purchase agreement.

14. The Company has elected to allocate interest not specifically associated with any segment based upon a ratio of net assets.
Interest expense allocated to discontinued operations was not material in both the nine and three month periods ended October 3, 1997.

Management's Discussion and Analysis of Results of Operations and
Financial Condition
(000's except for share information)

Results of Operations

In June 1996, the Board of Directors announced that the Company had begun to explore strategic options for its remaining subsidiaries within the technical services and real estate segments. During the first quarter of 1997, the Company adopted discontinued operations treatment for its technical services and real estate segments.

For the nine months ended October 3, 1997, the Company lost $9,970 or $1.58 per share from continuing operations. Included in the results, is a second quarter charge of $6,150 or $.97 per share for purchased in-process research and development associated with the TEC Cellular Inc.
(TEC) acquisition (Note 11). The purchased in-process research and development has not yet reached technological feasibility and had no alternative future use as of the date of closing.

Excluding the write-off of purchased in-process research and development, the Company reported a loss from continuing operations of $3,820 or $.61 per share for the first nine months of 1997 compared to income of $412 or $.07 per share for 1996. For the quarter, the Company reported a loss from continuing operations of $1,241 or $.20 per share compared to income of $321 or $.05 per share for 1996. The net loss from continuing operations is primarily due to the SAFCO subsidiary and reduced revenue from the wireline group. SAFCO's results suffered primarily due to continued product delays. Additionally, interest expense and goodwill amortization associated with the SAFCO acquisition, reduced results further.

The Company expects improvement in results of operations in the fourth quarter. SAFCO's backlog has increased and should support a stronger fourth quarter. However, if product delays are not resolved, the fourth quarter results of operations will not be as strong as anticipated.

Revenue from continuing operations increased 24% and 27% for the nine and three month periods in 1997, respectively, compared to the same periods in 1996. The increases were primarily due to the SAFCO and TEC (wireless group) and DAC Ltd. (industrial group) acquisitions.

The following is a breakdown of revenue by telecommunication group:

                Year to Date          Third Quarter
                1997     1996         1997     1996
                ----     ----         ----     ----
Industrial   $38,718  $30,698      $14,275  $11,048
Wireline      20,723   24,819        5,921    8,487
Wireless      17,855    7,062        7,723    2,404
              ------   ------       ------   ------
  Total      $77,296  $62,579      $27,919  $21,939
              ======   ======       ======   ======

The higher industrial revenue in both the nine and three month periods of 1997 is due primarily to the DAC acquisition, and to a lesser extent, new products and increased demand for products in the markets served by the industrial group.

The decline in wireline revenue stems from a drop off of demand for analog channel units prompted by certain re-use programs now in place at some wireline business customers.

The wireless improvement in sales in both periods is due primarily to the SAFCO and TEC acquisitions, offset to a lesser extent, by lower revenue from Instrument Associates Inc. SAFCO and TEC had combined revenues of $12,255 and $5,795 in the nine and three month periods of 1997.

The gross profit percentage increased from 35% in 1996 to 37% in 1997 for the nine month periods and from 35% in 1996 to 38% in 1997 for the three month periods. The increase in gross profit percentage is primarily due to higher margins realized from the recently acquired businesses - SAFCO and TEC. Higher SAFCO and TEC margins were partially offset by lower margins realized within the wireline and industrial groups. Lower margins within the wireline group reflect reduced revenue while the industrial group's margins suffered from start up costs associated with the introduction of new products.


Selling, General and Administration, Research and Development and
Intangible Amortization

Selling, general and administrative, research and development and intangible amortization increased 60%, 38% and 121%, respectively, in the first nine months of 1997 compared to the same period in 1996. Selling, general and administrative, research and development and intangible amortization increased 70%, 59% and 137%, respectively, in the current quarter compared to the third quarter of 1996. The increases relate primarily to the acquisitions.

As a percentage of sales, selling, general and administrative was 33% in both the nine and three month periods of 1997 compared to 25% in the same periods in 1996, respectively. The unfavorable relationship stems from lower wireline revenue and product delays at the SAFCO subsidiary.


Interest Expense

Interest expense increased in the first nine months and third quarter of 1997 as compared to the same periods in 1996 due to the debt incurred to finance acquisitions.


Provision (Benefit) for taxes on income (loss)

Excluding the write-off of purchased in-process research and development, the effective tax rate was 37% and 36% for the nine months and third quarter of 1997, respectively, compared to 38% in the same periods of 1996.


Income from discontinued operations

On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center to Brandywine Realty Trust, for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of income taxes of $5,362, or $1.11 per share. The Company reduced its debt levels with the sales proceeds.

On June 24, 1997, the Company sold its SRA Technologies, Inc. (SRA) subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $.17 per share.

The Company expects that its remaining discontinued subsidiary, Resource Consultants, Inc. (RCI), will remain profitable until the disposition is completed. The exact timing of the disposition is uncertain but should occur within the following three months. The Company expects that the sale of the remaining subsidiary could generate after-tax proceeds of approximately $15,000 - $20,000.


Liquidity and Capital Resources

Working capital declined by $28,728 in 1997 primarily due to the sale of SRA and Green Hills Corporate Center because cash proceeds received on the divestitures were used to reduce long-term debt and finance acquisitions.

Amounts generated from operations, anticipated proceeds from the RCI divestiture, combined with available cash and cash equivalents, and short-term lines of credit should provide adequate working capital through the fourth quarter of 1997. The Company does not anticipate making any contingent payments to former XEL, SAFCO, and TEC shareholders in the fourth quarter of 1997.

Lines of credit with CoreStates Bank, N.A., are available to fund both working capital needs and acquisitions. After the consideration of the outstanding borrowings and certain loan covenants, the Company had approximately $24,000 available under the lines of credit as of October 3, 1997. The Company was in compliance with its loan covenants as of October 3, 1997.

On June 25, 1997, the Board of Directors authorized an expansion of the 1995 share repurchase plan to allow the Company to potentially purchase up to one million shares in the open market. If the Company elects to repurchase shares, based upon the expected results of operations, anticipated proceeds from the RCI divestiture, lines of credit, and the current stock price, sufficient funds should be available to repurchase these shares.

The Company estimates that its total capital expenditures in 1997, excluding acquisitions, will be approximately $7,000. No restrictions on cash transfers between the Company and its subsidiaries exist.


In the first quarter of 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 128, "Disclosure of Information about Capital Structure," which requires companies to calculate earnings per share on a basic and diluted basis. The statement becomes effective for the fourth quarter of 1997. The adoption would not materially affect the Company's earnings per share calculation for the quarter or nine months ended October 3, 1997.


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

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

 At the Company's Annual Meeting of Shareholders held on July 30,
1997, the shareholders elected eight directors, approved miscellaneous amendments to the Certificate of Incorporation, approved amendment to Certificate of Incorporation and Bylaws to provide for a classified board, and ratified the appointment of independent auditors for 1997.

The results of the voting were as follows:

 For Director             Granted       Withheld

 John W. Boyer, Jr.       529,786         25,401
 Timothy S. Cobb          530,011         25,176
 Robert E. LeBlanc        530,011         25,176
 Donald E. Lyons          529,786         25,401
 Alexander F. Smith       530,011         25,176
 Paul H. Snyder           530,011         25,176
 James A. Sutton          529,786         25,401
 Donald K. Wilson, Jr.    529,786         25,401


                                                     BROKER
 Other proposals             FOR  AGAINST  ABSTAIN  NON-VOTES

 Approval of misc.
   amendments to
   the Certificate
   of Incorporation      537,462   12,804    4,920          0


 Approval of Amendment
   to Certificate of
   Incorporation and
   Bylaws to provide for
   a classified board    537,004   13,717    4,465          0

 Ratification of
   appointment of
   Arthur Andersen LLP
   as independent
   auditors              552,017      699    2,470          0


Item 5.  Other Information
On September 24, 1997, Mr. James A. Sutton voluntarily resigned as a Director
of the Company.   The resignation was effective upon the adjournment of the
Board of Director's meeting held on that date. Mr. Sutton, who had been a Director of the Company since 1986, resigned for personal reasons and not as a result of any disagreement with the Company on a matter relating to
operations, policies or practices.   No replacement for Mr. Sutton has been
named to the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K
 (a) Exhibits
   None.

 (b) Reports on Form 8-K
  (1) The registrant filed Form 8-K on August 13, 1997 for the sale of the Green Hills Corporate Center, including Pro Forma
      Unaudited Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Salient 3 Communications, Inc.

     /s/Paul H. Snyder
     Paul H. Snyder
     Senior Vice President and
     Chief Financial Officer

Date:  November 12, 1997