Form 10-K
period 1998-01-02
SALIENT 3 COMMUNICATIONS INC
filed 1998-03-20
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
__________
FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended   January 2, 1998
 OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  to

Commission File No. 0-12588

 Salient 3 Communications, Inc. (Formerly Gilbert Associates, Inc.) (Exact name of registrant as specified in its charter)

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

The aggregate market value of the registrant's Class B (voting) Common Stock held by non-affiliates computed by reference to the NASDAQ National Market System closing sale price for the registrant's Class A (non-voting) Common Stock at January 30, 1998, was $6,561.

                                       Class A        Class B
                                     ------------   -----------
Number of shares of each class
of common stock outstanding as
of January 30, 1998 (excluding
2,547,390 treasury shares):           5,848,191        589,719

PART I
ITEM 1. BUSINESS.

 Salient 3 Communications, Inc. (the "registrant"), formerly Gilbert Associates, Inc., is a leading telecommunications equipment and services company with subsidiaries that support public, private, and wireless network operators. The registrant changed its name effective April 30, 1997 to distinguish its new focus just on telecommunications equipment. Previously, the registrant had operated in the technical services and real estate businesses as well as telecommunications equipment.

 The registrant was organized as a holding company in 1984. Prior to forming the holding company, the registrant was an operating company and owner of several subsidiaries. The original Gilbert Associates, Inc. was organized in 1942. The holding company structure separates the administrative and financing activities of the registrant from the activities of its operating subsidiaries.

CORPORATE DEVELOPMENTS

 In June, 1996 the registrant announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the technical services and real estate segments. The decision was reached because of the registrant's desire to focus its business only on telecommunications equipment.

 In accord with this decision, during the first quarter of 1997, the registrant adopted discontinued operations treatment for its technical services and real estate segments.

 On June 24, 1997, the registrant sold its SRA Technologies, Inc. subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale resulted in a $1,080 gain, net of income taxes of $583, or $.17 per share. On July 31, 1997, the registrant sold its real estate complex, Green Hills Corporate Center to Brandywine Realty Trust for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of income taxes of $5,362, or $1.11 per share. As of January 2, 1998, the sole remaining non-telecommunications company is Resource Consultants Inc. (RCI), which the registrant expects to divest within the first half of 1998. The registrant expects cash proceeds of approximately $16,000 - $18,000 from the RCI sale.

 During 1997, the wireline business, XEL Communications ("XEL"), reported much lower sales due to certain market conditions. As a result, the registrant is currently studying potential changes in the wireline business model that could improve operations.

TELECOMMUNICATIONS

 The registrant manufactures and provides telecommunications equipment and services to the industrial, wireline and wireless communication markets. The registrant's primary subsidiaries consist of GAI-Tronics Corporation (GTC) - Industrial , XEL Communications Inc. (XEL) -
Wireline, and SAFCO Technologies Inc. (SAFCO) - Wireless.

 GTC, based in Reading, Pennsylvania, is principally engaged in the development, assembly and marketing of communication systems for industrial operations. In serving such customers, GTC provides custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres. GTC also designs emergency notification systems. Instrument Associates, Inc.
(IA) is a division of GTC which manufactures and designs land mobile communications systems. The registrant includes IA in the wireless group.

 On April 30, 1997, the registrant purchased all of the outstanding capital stock of DAC Ltd. (DAC) for $5,351. DAC became a subsidiary of GTC. DAC, based in Burton Upon Trent, England, is a designer, manufacturer and marketer of ruggedized communications systems for the mining, energy and transportation industries in the United Kingdom, Europe, Australia and South Africa.

 XEL, based in Aurora, Colorado, designs, and manufactures and sells transmissions products to the wireline market. XEL's products are used by their customers in the telecommunications network to provide customer access for voice and data services. Telephone companies' demand for products that provide greater transmission speed have increased as a
result of Internet access and business needs.   The majority of  XEL's
core products do not include technology to provide for such high speed transmission. As a result, XEL's sales declined 22% during 1997. The registrant is currently pursuing various technology partnerships which should broaden XEL's product offerings.

 SAFCO, based in Chicago, Illinois, provides products and services which focus on measurement analysis and predictive tools used by the wireless communication industry. Historically, a significant portion of SAFCO's sales and operating profits have been earned in the fourth calendar quarter. The seasonality may or may not continue due to a number of factors, including: the timing of new product introductions by SAFCO or its competitors, market acceptance of SAFCO's products, the size of customers capital budgets and other competitive factors. These factors cause the wireless business to be inherently unpredictable and sales and profits may fluctuate significantly from quarter to quarter.

 On April 21, 1997, the registrant acquired all of the outstanding capital stock of TEC Cellular, Inc. (TEC) for $14,139 in cash and seven year warrants exercisable to purchase 100,000 shares of the registrant's common stock at $18 per share. TEC provides radio frequency engineering consulting services and software applications to the wireless industry. TEC is based in Melbourne, Florida and is a subsidiary of SAFCO.

 In connection with the TEC acquisition, the registrant incurred a $6,150, or $.97 per share, after tax charge of in-process research and development costs during the second quarter of 1997. The purchased in-process research and development had not yet reached technological feasibility and the technology had no alternative future use as of the date of closing.

 The value of orders range from a minimal amount to over $1,000. The significant classes of products or services are (1) the design and assembly of communications systems for industrial operations
(Industrial), (2) transmission system products (Wireline) and (3) measurement analysis and land mobile radio (Wireless).

 The following table sets forth for the past three fiscal years the sales from each of the significant classes of products.

             1997       1996      1995
             ----       ----      ----
Industrial  $51,613    $42,256   $38,296
Wireline     27,568     35,543     5,679
Wireless     31,288     18,660     7,873

 The approximate percentage of sales derived from the principal markets served during 1997 and the approximate percentage of the registrant's backlog as of January 2, 1998 represented by contracts with clients in such markets, were as follows:

                            Percentage of     Percentage of Backlog
 Market for Products          1997 Sales      as of January 2, 1998
--------------------        -------------     ---------------------
 U.S. Private Industry            66%                    64%
 Foreign Governments and
   Businesses                     31                     33
 U.S. Federal, State and Local
   Governments and Agencies        3                      3


 The registrant's operating companies manufacture few of the basic components employed in their equipment; instead, they primarily design and assemble their products and systems using standard or special components manufactured by others. Several sources of supply exist for such components so that the companies are not dependent upon any single supplier.

 The companies maintain a substantial inventory of components to satisfy their backlog of orders. The communications systems part of the business requires keeping a significant amount of inventory on hand because many of the orders are highly customized for specialized uses. Also, some customers served require products within a very short time frame. Therefore, maintaining an adequate level of inventory is required to satisfy the registrant's customers.

 The companies own various patents and trademarks. However, such patents and trademarks are of less significance to the companies' operations than are experience and reputation.

 Although the registrant had sales to many customers in 1997, GTE accounted for 13% of total sales. During 1996, GTE and Motorola accounted for 18% and 12%, respectively, of total sales. No other customer accounted for 10% or more of such sales in 1997 and 1996.

 A substantial part of the registrant's business is obtained from customers to whom it has made previous sales. In 1997 and 1996, sales made to customers who had made purchases within the last four years accounted for approximately 85% and 93%, respectively, of total sales. There is no assurance that sales to such customers will account for a similar percentage of total sales in the future. Many of the sales are made as a result of proposals submitted in response to competitive bidding invitations.

 As of January 2, 1998 and January 3, 1997, the registrant had backlog from which it had anticipated estimated future sales of approximately $22,617 and $11,534, respectively. It is estimated that substantially all of the goods reflected in the backlog at January 2, 1998 will be shipped in 1998. Also, the vast majority of sales generated in 1998 will be from orders received during the year.

 The registrant competes with a number of other organizations in all of its product areas. XEL and SAFCO, in particular, compete in an industry subject to rapid technological changes. Some of these competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. The substantial industry competitors of GAI-Tronics are believed to be Industroniks, Fitre, Motorola, Federal Signal and ATI. Direct competitors of XEL in one or more of its markets include Adtran, Conklin, Pulsecom, Teltrend, and Westell. SAFCO competes with LCC, Rohde and Schwarz, Mobile System International and Comarco. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

 The registrant's operating companies are continually modifying their products and attempting to further expand their product lines. The registrant spent $5,534, $4,541 and $2,217 during 1997, 1996 and 1995, respectively, on company-sponsored product development. Several professional employees within these companies routinely engage in company-sponsored product development and improvement on a full-time basis.

 It is critical that the registrant continue to enhance functionality of existing products, to develop new products that address technology changes and to introduce these products in a timely fashion.

 In the development of new or expanded product offerings, specifically within the wireless business, the registrant's access to the technical design of air interface devices is essential to the development of wireless communication products. During 1997, certain product delays within the wireless group had a negative impact on the registrant's results of operations.

 On January 2, 1998, the registrant had a total of 905 employees, of which 543 employees were professional and technical personnel. In comparison, the registrant had a total of 788 employees on January 3, 1997, of which 406 were professional and technical personnel. The increase in employees was due primarily to the acquisitions. 1997 and 1996 number of employees exclude employees from the discontinued subsidiaries.

 The Telecommunications Act of 1996 ("Act") became law in February 1996. The Act has and is expected to result in further competition within the telecommunications industry. Among other things, the Act provides for cable television rate deregulation, a relaxation of restrictions on the ownership of television and radio stations, allows local Bell companies to provide long distance telephone service, and removes certain restrictions to allow cable, long-distance and other companies to provide local telecommunications services. The potential effect of these provisions on the registrant's business is not certain.

MISCELLANEOUS

 The registrant expects no material effect on the capital expenditures, earnings and competitive position of the registrant and its subsidiaries from its or their compliance with federal, state or local laws or regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.

 A portion of the revenue of the companies is derived from customers or projects located outside the United States. All foreign revenues were from sales to customers unaffiliated with the companies. A summary of foreign revenue is stated in Note 13 to the consolidated financial statements contained in Part II, Item 8 of this report. The countries providing the largest portion of foreign revenues in 1997 were China and the United Kingdom.

ITEM 2. PROPERTIES.

 The physical properties owned and leased consist primarily of office and manufacturing space and furniture and equipment.

 GAI-Tronics' manufacturing and office facilities are located near Reading, Pennsylvania, and in Memphis, Tennessee. The facility near Reading, Pennsylvania, which is used to design and assemble communications systems, is owned by GAI-Tronics and consists of approximately 103,000 square feet and is located on a 17 acre tract of land owned by GAI-Tronics. The facility located in Memphis, Tennessee, which is used to design and assemble land mobile radio communications devices is leased by GAI-Tronics and consists of approximately 50,000 square feet with the lease expiring in 2000.

 DAC Limited, located in Burton Upon Trent, United Kingdom, leases a manufacturing and office facility of approximately 44,000 square feet. The lease expires in April 1999.

 XEL owns its office and manufacturing facility located in Aurora, Colorado. The entire facility is approximately 112,000 square feet. All of XEL's telecommunication transmission product manufacturing is performed there, as are XEL's executive and administrative functions.

 SAFCO leases approximately 30,000 square feet of office and manufacturing space in Chicago, Illinois which expires in 2006.

 TEC leases approximately 15,000 square feet of office space in Melbourne, Florida which expires in 1999.

 The registrant and its subsidiaries believe that their existing facilities are suitable and adequate for their present purposes.

 The registrant and its subsidiaries own the majority of the office furniture and equipment used by them; however, they also lease a substantial amount of equipment under agreements generally for terms not in excess of five years.

ITEM 3. LEGAL PROCEEDINGS.

 The registrant and its subsidiaries are involved in various disputes which have resulted in pending litigation arising in the ordinary course of business. In the opinion of the management of the registrant, none of these disputes will materially affect the registrant's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 1997.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.

 The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the registrant are as follows:

 Name                  Position and Previous Experience                   Age
------                ----------------------------------                 -----
Timothy S. Cobb   Mr. Cobb has been Chairman of the Board of Directors     56
                  since July 1995.  He was Chief Executive Officer
                  since March 1994 and President and Chief Operating
                  Officer since October 1993.  Mr. Cobb served as
                  President of Gilbert/Commonwealth, Inc. (former
                  subsidiary of registrant) from January 1991 to
                  September 1993.  He served as President of GAI-Tronics
                  Corporation (subsidiary of registrant) from
                  October 1988 to December 1990.  Upon joining
                  the registrant, Mr. Cobb had 21 years
                  experience in the telecommunications industry,
                  culminating with his being President of the
                  major systems subsidiary of Ameritech in Chicago,
                  Illinois.

Paul H. Snyder    Mr. Snyder has been Senior Vice President and            50
                  Chief Financial Officer since February 1997
                  and Vice President and Chief Financial Officer
                  from August 1995 to January 1997.  From August
                  1994 to July 1995, Mr. Snyder was Vice President
                  and Chief Financial Officer of The Dreyfus
                  Corporation, a subsidiary of Mellon Bank
                  Corporation.  From 1988 through 1994, he was
                  Senior Vice President and Chief Financial
                  Officer of Mellon PSFS, Mellon Bank Corporation's
                  affiliate in Philadelphia, Pennsylvania.

Thomas F. Hafer   Mr. Hafer has been Senior Vice President since February  49
                  1997 and Vice President from September 1995 to January
                  1997.  He has served as General Counsel and Corporate
                  Secretary since February 1994.  Mr. Hafer was President
                  of Green Hills Management Co., (former division of
                  registrant) from September 1993 to July 1997.

 None of the above officers has a family relationship with another such officer. None of the officers was selected as a result of any arrangement or understanding with any other person other than directors of the registrant acting solely in their capacities as such.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SECURITY HOLDER MATTERS.

Private Placement

 In connection with the acquisition of all outstanding stock of TEC Cellular, Inc. (TEC) on April 21, 1997, the registrant issued warrants to former TEC shareholders to purchase 100,000 shares of Common Stock at a purchase price of $18.00 per share (the "Warrants"). The Warrants expire on April 22, 2004. The registrant has agreed to register the shares of Common Stock purchasable upon exercise of the Warrants for resale by former TEC shareholders under the Securities Act of 1933 (the "Act") under certain conditions. The sale of the Warrants was exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act for transactions not involving a public offering, based on the fact that the private placement was made to accredited investors who had access to financial and other relevant data concerning the registrant, its financial condition, business and assets.

 The registrant's Class A Common Stock is traded in the over-the-counter market. Price quotations are available through the NASDAQ National Market system under the symbol STCIA. The following tabulation sets forth the high and low price quotations by quarter as reported by the NASDAQ Stock Market and cash dividends declared on each share of Class A and Class B Common Stock. Prices quoted represent high and low closing sale prices on the NASDAQ National Market System.



      1997            1996                                     Dividends
  High    Low     High    Low                               1997       1996
  ----    ---     ----    ---                               ----       ----
 $19.00  $14.00  $14.00  $11.00      First Quarter          $.10       $.20
  16.88   11.50   14.25   11.00      Second Quarter          .10        .20
  15.63   12.25   13.25   11.00      Third Quarter           .10        .10
  13.75   11.25   14.25   11.88      Fourth Quarter          .10        .10


 On January 28, 1998, the registrant announced the elimination of the $.10 per share quarterly dividend after the March 10, 1998, payment. The decision was based on a review of the registrant's growth projections and the need to fund both working capital and fixed asset requirements over the next few years.

 At January 2, 1998, the approximate number of shareholders of Class A and Class B common stock was 3,200 and 400, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

Five Year Summary / Selected Financial Data
(000's except for share and per share
information and number of employees)

Summary of Operations:               1997           1996          1995         1994         1993
                                     ----           ----          ----         ----         ----
Telecommunications Sales         $  110,469     $   96,459    $   51,848  $   46,045    $   41,987

Costs and Expenses                  118,314        104,387        53,843      46,673        42,980

Net Loss from
  Continuing Operations              (7,845) (1)    (7,928) (2)   (1,995) (3)   (628)         (993)
Per Share of Common Stock:
Net Loss from
  Continuing Operations               (1.24) (1)     (1.26) (2)    (0.30) (3)  (0.09)        (0.13)

Dividends to Stockholders              0.40           0.60          0.80        0.80          0.76

Average Shares Outstanding        6,305,384      6,299,127     6,592,174   7,002,834     7,417,272
Summary of Financial Position:

Total Assets                     $  147,497     $  155,747    $  135,589   $ 121,289      $144,512

Long-Term Debt                       11,245         26,549         1,436          -             85

Stockholders' Equity                 97,860         97,620       102,481      99,514       118,114

Stockholders' Equity Per Share        15.20          15.37         16.30       14.30         16.82

Number of Employees                     905            788           686         426           459


(1) Decreased by $6,150, or $0.97 per share, resulting from the write-off of purchased in-process research and development associated with the TEC Cellular, Inc. acquisition (Note 2).

(2) Decreased by $10,300, or $1.63 per share, resulting from the write-off of purchased in-process research and development associated with the SAFCO acquisition (Note 2).

(3) Decreased by $2,500, or $0.40 per share, resulting from the write-off of purchased in-process research and development associated with the XEL
Corporation acquisition (Note 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

(000's except for share and per share information)

Results of Operations

In June, 1996 the Company announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the technical services and real estate segments. The decision was reached because of the Company's desire to focus its business only on telecommunications equipment.

In accord with this decision, during the first quarter of 1997, the Company adopted discontinued operations treatment for its technical services and real estate segments.

In order to emphasize the new direction of its business, the Company then changed its name in April 1997 to Salient 3
Communications, Inc.

1997 vs. 1996

The Company reported a net loss from continuing operations of $7,845, or $1.24 per share in 1997 compared to a loss of $7,928, or $1.26 per share for 1996. 1997 and 1996 include a charge of $6,150 or $0.97 per share and $10,300 or $1.63 per share, respectively, associated with purchased in-process research and development (Note 2).

Excluding these adjustments, the net loss from continuing operations was $1,695 or $0.27 per share for 1997, compared with income of $2,372 or $0.38 per share for 1996. The loss from continuing operations resulted primarily from product delays within the wireless unit and reduced customer demand for wireline products. Furthermore, higher interest expense and goodwill amortization reduced results. Partially offsetting these factors was a decline in corporate overhead expenditures from 1996 to 1997.

Sales increased 15% for the year from $96,459 in 1996 to $110,469 in 1997.  The increase in sales was primarily due to the 1997 acquisitions and a full year of sales from the Company's 1996
SAFCO acquisition.

The following is a breakdown of sales by telecommunications group:


                  1997               1996                1995
                  ----               ----                ----
Wireline        $27,568            $35,543            $ 5,679
Industrial       51,613             42,256             38,296
Wireless         31,288             18,660              7,873
               --------            -------            -------
  Total        $110,469            $96,459            $51,848
               ========            =======            =======


The wireline sales declined by 22% in 1997 compared to 1996, due to a reduction in customer demand for analog channel units. This was prompted by certain re-use programs now in place at some wireline customers. Industrial sales increased 22% primarily from the second quarter 1997 acquisition of DAC Ltd. The wireless sales grew 68% year-over-year due to the inclusion of TEC Cellular, Inc.
(TEC), acquired in April 1997, and the SAFCO acquisition, made by the Company in September 1996. Reduced sales from the Company's Instrument Associates division partially offset the gain within the wireless unit.

The gross profit percentage increased from 39% in 1996 to 40% in 1997. The increase in gross profit percentage is primarily due to higher margins realized from the recently acquired businesses - SAFCO and TEC. Higher SAFCO and TEC margins were partially offset by lower margins realized within the wireline and industrial groups. Lower margins within the wireline group reflect reduced sales and competitive pressures, while the industrial group's margins suffered from start up costs associated with the introduction of new products.

Selling, General and Administration

Selling, general and administration increased 36% in 1997 compared to 1996 despite a $3,000 reduction in corporate overhead expenditures. The increase in selling, general and administration stems primarily from the 1997 acquisitions and the full year impact of SAFCO, which was acquired in September 1996. Lower corporate overhead resulted primarily from reduced payroll related and professional services expenditures.

As a percentage of sales, selling, general and administration was 31% and 26% in 1997 and 1996, respectively. The unfavorable relationship stems primarily from the wireless and wireline units. The wireless unit has a higher percentage of selling, general and administration to sales compared to the industrial and wireline units. Therefore, as a result of the wireless acquisition, the percentage of selling, general, and administration to sales increased. In addition, product delays within the wireless unit and reduced sales without a corresponding decline in expense in the wireline unit contributed to the unfavorable relationship.

Research and Development, Goodwill Amortization and Interest Expense

Research and development, goodwill amortization and interest expense increased 29%, 89% and 165%, respectively, in 1997 compared to 1996. The increases are primarily due to the acquisitions.

Provision for taxes on income

Excluding the purchased in-process research and development charges, the provision for taxes on income was an effective rate of 38% for 1996 and 1997.

Improvement in the Company's operations is dependent upon successful product releases within the wireless unit. Continued lack of demand for the analog products within the wireline unit could depress results; however, the Company is in the process of entering into new technology partnerships which are expected to offset declining analog product sales.

1996 vs. 1995

The Company reported a net loss from continuing operations of $7,928 or $1.26 per share in 1996 compared to a net loss of $1,995 or $0.30 per share in 1995. 1996 and 1995 include a charge of $10,300 or $1.63 per share and $2,500 or $.40 per share, respectively, associated with purchased in-process research and development (Note 2).

Excluding adjustments, net income from continuing operations for 1996 was $2,372 or $0.38 per share compared to $505 or $.08 per share in 1995. The increase relates primarily to the SAFCO acquisition in September of 1996. Historically, SAFCO has experienced higher profits and sales in the fourth quarter. Sales increased 86% in 1996, primarily due to the 1996 SAFCO acquisition and a full year of sales from the Company's October 1995 XEL acquisition.

The gross profit percentage increased from 37% in 1995 to 39% in 1996 due primarily to the acquisition of SAFCO.

The increased sales within the wireline and wireless unit stem from the acquisitions. Industrial sales increased 10% due to new product sales and increased international shipments.

Selling, General and Administration

Selling, general and administration increased 56% in 1996 primarily due to the acquisitions. As a percentage of sales, selling, general and administration was 26% and 31% in 1996 and 1995, respectively. The favorable relationship stems from the higher fourth quarter sales at SAFCO and sales increases within the wireline and industrial units.

Research and Development, Goodwill Amortization and Interest Expense

Research and development, goodwill amortization and interest expense increased 114%, 101% and 224%, respectively, in 1996 compared to 1995. The increases were primarily due to the acquisitions.

Provision for taxes on income

Excluding the purchased in-process research and development charges, the provision for taxes on income decreased from an effective rate of 42% in 1995 to 38% in 1996. The decrease was caused primarily by lower state taxes.

Income from discontinued operations

On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center (GHMC), to Brandywine Realty Trust, for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of income taxes of $5,362, or $1.11 per share. On June 24, 1997, the Company sold its SRA Technologies, Inc. (SRA) subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $.17 per share. The Company reduced its debt levels with the sales proceeds.

The Company expects that the remaining subsidiary included in discontinued operations, Resource Consultants, Inc. (RCI), will remain profitable until the disposition is completed. The exact timing of the disposition is uncertain but is expected to occur within the first half of 1998. The Company expects that the sale of this subsidiary could generate after-tax proceeds of approximately $16,000 - $18,000.

Liquidity and Capital Resources

Working capital decreased $26,912 from 1997 to 1996. The decline in working capital is due to the fact that cash proceeds received from the sales of GHMC and SRA were used to reduce long term debt and finance acquisitions. Amounts generated from operations, available cash and cash equivalents, anticipated cash proceeds from the RCI sale and lines of credit should provide adequate working capital through 1998. In addition, the Company announced on January 28, 1998, the elimination of the $0.10 per share quarterly dividend after the March 10, 1998 payment. Elimination of the dividend will provide additional funds to satisfy working capital requirements. The Company does not expect to make any contingent payments to former XEL and SAFCO Corporation shareholders during 1998.

Lines of credit agented by CoreStates Bank, N.A., are available to fund both short-term cash needs as well as future acquisitions. These lines are more fully discussed in Note 4. After consideration of the outstanding borrowings and certain loan covenants, the Company had approximately $15,000 available under the lines of credit at January 2, 1998. Although the Company was not in compliance with one of its loan covenants at January 2, 1998, it received a compliance waiver from its lenders.

On June 25, 1997, the Board of Directors authorized an expansion of the 1995 share repurchase plan to allow the Company to potentially purchase up to one million shares in the open market. As part of the compliance waiver agreement, any amounts repurchased in excess of $3,500 requires the lenders' approval. The Company has made no repurchases under that authorization as of January 2, 1998.

The Company estimates that its total capital expenditures in 1998, excluding acquisitions, will be approximately $6,500. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

In the second quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will adopt SFAS 130 during the first quarter of 1998, and does not anticipate a material impact. The Company will adopt SFAS 131 at the end of 1998 and expects to report three reportable business segments - wireless, wireline and industrial.

The currency problems with certain Asian countries have had a negative impact to their economies. The Company currently sells to customers located in some of these countries and, although the current financial conditions will most likely reduce the amount of products sold, the Company does not expect a material impact on operations.

The Company has assessed the Year 2000 issue and it is not expected to have a significant impact on ongoing results of operations.

The Form 10K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: the effect of general economic conditions, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; with respect to RCI, its dependence on the U.S. government as a customer; and with respect to the Telecommunications business, the uncertain effect of the Telecommunications Act of 1996, technology change, and risks of product development and commercialization difficulties, and the Company's ability to complete its divestiture program in the time frame and in the price range indicated. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words used in this report such as "positioned", "yields", "should generate", "appears", "viewed", "could potentially", "would position", "expected", and "should allow" indicate the presence of forward looking statements.

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


                                   T. S. Cobb
                                   Chairman, President
                                   and Chief Executive Officer


                                   P. H. Snyder
                                   Senior Vice President
                                   and Chief Financial Officer

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

 We have audited the accompanying consolidated balance sheet of Salient 3 Communications, Inc. and Subsidiaries as of January 2, 1998 and January 3, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salient 3 Communications, Inc. and Subsidiaries as of January 2, 1998 and January 3, 1997, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Philadelphia, Pennsylvania
January 26, 1998

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

 The consolidated statements of Salient 3 Communications, Inc. and Subsidiaries for the year ended December 29, 1995, were audited by other auditors whose report dated January 31, 1996 expressed an unqualified opinion on those statements. The opinion of such auditors, however, does not cover the restatement of the consolidated statement of operations for the adoption of discontinued operations as discussed in Note 1. We have audited the adjustments that were applied to restate the fiscal 1995 consolidated statement of operations for the adoption of discontinued operations treatment. In our opinion, such adjustments were appropriate and have been properly applied.

Arthur Andersen LLP
Philadelphia, Pennsylvania
January 26, 1998

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

 We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Salient 3 Communications, Inc. and Subsidiaries (formerly Gilbert Associates, Inc. and Subsidiaries) for the year ended December 29, 1995, prior to their restatement (and, therefore, are not presented herein) for discontinued operations. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements (prior to restatement) based on our audit.

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

 In our opinion, the financial statements (prior to restatement) referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Salient 3 Communications, Inc. and Subsidiaries for the year ended December 29, 1995 in conformity with generally accepted accounting principles.

Coopers & Lybrand LLP
2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 31, 1996

Salient 3 Communications, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended 1997, 1996 and 1995
(000's except for share and per share information)

                                      1997        1996         1995
                                      ----        ----         ----
Telecommunications sales            $110,469     $96,459      $51,848
Cost of goods sold                    66,639      59,202       32,429
                                    --------     -------      -------
Gross profit                          43,830      37,257       19,419

Selling, general and
 administration                       34,061      25,099       16,040
Purchased in-process
 research and development              6,150      16,800        2,500
 Research and development              9,098       7,038        3,288
 Goodwill amortization                 1,726         915          455
                                     -------     --------     --------
Operating profit (loss)               (7,205)    (12,595)      (2,864)
                                      -------    --------      -------

Interest income                          135         298        1,439
Interest expense                       1,805         681          210
                                       -----        ----        -----
Pre-tax income (loss)
 from continuing operations           (8,875)    (12,978)      (1,635)
                                      -------    --------      -------
Provision (benefit) for taxes
 on income (loss)                     (1,030)     (5,050)         360
                                      -------     -------       ------
Net income (loss)
 from continuing operations           (7,845)     (7,928)      (1,995)
                                      -------     -------      -------
Income from discontinued operations:
 Technical Services Segment
  (less applicable income taxes of
  $939, $2,197 and $2,601)             1,628       3,555        3,549
 Real Estate Segment
  (less applicable income taxes of
  $450, $928 and $209)                   781       1,499          284
 Gains on disposals of
  subsidiaries (less applicable
  income taxes of $5,945, $510,
  and $5,930)                          8,080         990       15,112
                                      ------      ------       ------
Net income from
 discontinued operations              10,489       6,044       18,945
                                      ------     -------      -------
Total net income (loss)               $2,644     $(1,884)     $16,950
                                      ======     ========     =======

Per share of common stock (Basic and diluted):

 Net income (loss) from continuing
  operations                          $(1.24)     $(1.26)      $(0.30)
 Net income from
  discontinued operations:
   Technical Services Segment           0.26        0.56         0.54
   Real Estate Segment                  0.12        0.24         0.04
   Disposals of subsidiaries            1.28        0.16         2.29
                                       -----       -----        -----
Total earnings (loss) per share        $0.42      $(0.30)       $2.57
                                       =====      =======       =====

Basic weighted average
 shares outstanding                6,305,384   6,299,127    6,592,174

The accompanying notes are an integral part of the consolidated financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years 1997, 1996 and 1995
(000's)
                                                1997          1996            1995
                                                ----          ----            ----
Cash flows from operating
 activities:

  Net income (loss)                         $     2,644    $   (1,884)     $   16,950
  Adjustments to reconcile net
   income (loss) to net
   cash provided by (used for)
   operating activities:
    Gain on sale of subsidiaries                (14,025)           -          (26,542)
    Disposition of United Energy Services
     Corporation                                     -         (1,500)          5,500
    Depreciation and amortization                 7,105         5,770           4,976
    Purchased research &
     development write-off                        6,150        16,800           2,500
    Reserve provisions                              808           222             239
    Benefit from deferred income taxes             (849)       (3,880)            (68)
    Changes in current assets and current
     liabilities, net of effects from
     acquisitions and dispositions:
      Accounts receivable and unbilled
       revenue                                   (1,697)          828           1,069
      Inventories                                (2,963)       (2,794)           (112)
      Other current assets                         (271)          605            (244)
      Accounts payable and salaries and
       wages                                        581          (101)           (600)
      Other accrued liabilities                  (3,757)       (3,827)         (1,859)
      Income taxes, currently payable              (266)        1,435           2,334
      Estimated liability for contract
       losses                                       (56)         (232)         (2,750)
  Other, net                                         (8)          106            (216)
                                                 -------      -------         -------
  Net cash provided by (used for)
   operating activities                          (6,604)       11,548           1,177
                                                 -------      -------         -------

Cash flows from investing
 activities:
  Payments for acquisitions, net of cash
   acquired                                     (19,302)      (22,162)        (23,164)
  Proceeds from sale of subsidiaries             45,013            -           45,932
  Payments for property, plant and
   equipment                                     (8,142)       (7,766)         (4,406)
  Proceeds from sale of property,
   plant and equipment                               -          1,102             665
                                                 ------       -------         -------
  Net cash provided by (used for)
   investing activities                          17,569       (28,826)         19,027
                                                 ------       --------        -------

Cash flows from financing
 activities:
  Payments of long-term debt                    (35,338)       (1,689)           (162)
  Borrowings (repayments) under note
   payable                                        8,557            -           (2,000)
  Proceeds from issuance of debt                 19,900        14,800              -
  Issuance of treasury stock in
   connection with stock option, award
   and purchase plans                               161           341             825
  Payments to acquire treasury stock               (547)         (857)         (9,511)
  Cash dividends paid                            (2,553)       (3,785)         (5,297)
  Other, net                                        352        (1,169)           (367)
                                                 -------       -------         -------
  Net cash provided by (used for)
   financing activities                          (9,468)        7,641         (16,512)
                                                 =======       ======         ========

Net increase (decrease) in cash and
 cash equivalents                                 1,497        (9,637)          3,692
Cash and cash equivalents at
 beginning of year                                1,482        11,119           7,427
                                                  -----        ------          ------
Cash and cash equivalents at end of year     $    2,979   $     1,482   $      11,119
                                                  =====         =====          ======



Supplemental cash flow
 disclosures:

 Interest paid                              $     2,405   $       586  $          122
                                                  =====           ===             ===
 Income taxes paid, net of refunds
  received                                  $     7,420   $     1,030  $        6,834
                                                  =====         =====           =====


The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 2, 1998 and January 3, 1997
(000's)

                                                      January 2,           January 3,
                                                         1998                 1997
                                                      ----------           ----------
 ASSETS


 Current assets:
 Cash and cash equivalents                     $           2,979       $        1,482
 Accounts receivable, net of allowance
    for doubtful accounts of $1,680 in 1997 and
    $1,565 in 1996                                        23,798               20,723
 Inventories                                              20,128               16,244
 Deferred income taxes                                     3,805                4,180
 Other current assets                                      4,013                2,640
 Net assets held for sale                                 16,195               45,996
                                                          ------               ------
Total current assets                                      70,918               91,265
                                                          ------               ------
 Property, plant and equipment, at cost:
 Land                                                      3,172                3,172
 Buildings                                                 9,800                9,683
 Furniture and equipment                                  31,149               24,250
                                                          ------               ------
                                                          44,121               37,105
 Less accumulated depreciation and
   amortization                                           20,334               17,821
                                                          ------               ------
                                                          23,787               19,284
                                                          ------               ------
 Deferred income taxes                                     7,010                8,105
 Other assets                                              1,000                  500
 Goodwill                                                 44,782               36,593
                                                         -------              -------
Total Assets                                   $         147,497       $      155,747
                                                         =======              =======








The accompanying notes are an integral part of the consolidated financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 2, 1998 and January 3, 1997
(000's except for share information)

                                                               January 2,        January 3,
                                                                 1998              1997
                                                               ----------        ----------
 LIABILITIES

 Current liabilities:
 Notes payable                                             $     8,557       $       -
 Accounts payable                                                7,587             7,657
 Salaries and wages                                              1,437             1,256
 Income taxes, currently payable                                 3,384             3,096
 Estimated liability for contract losses                         1,470             1,539
 Other accrued liabilities                                       8,332            10,654
                                                                ------            ------
Total current liabilities                                       30,767            24,202
                                                                ------            ------
 Long-term debt                                                 11,245            26,549
 Other long-term liabilities                                     4,948             4,967
 Self-insured retention                                          2,677             2,409

 Commitments and contingencies

 STOCKHOLDERS' EQUITY

 Preferred stock, nonvoting, par value $1 per share,
    1,000,000 shares authorized, 0 shares outstanding              -                 -
 Class A common stock, nonvoting, par value $1 per share
    Issued:  1997, 8,404,288 shares; 1996, 8,516,812 shares      8,404             8,517
 Class B common stock, voting, par value $1 per share
    Issued and outstanding:  1997, 581,012 shares;
    1996, 468,488 shares                                           581               468
 Capital in excess of par value                                 37,835            38,091
 Warrants outstanding                                            1,665             1,180
 Retained earnings                                              89,929            89,838
 Foreign currency translation adjustment                            52                 -
 Deferred compensation-restricted stock                         (1,368)             (287)
 Class A common stock held in treasury, at cost:
    1997, 2,547,390 shares; 1996, 2,633,137 shares
                                                               (39,238)          (40,187)
                                                               --------          --------
                                                                97,860            97,620
                                                               --------          --------
Total Liabilities and Stockholders' Equity                 $   147,497       $   155,747
                                                               ========          ========








The accompanying notes are an integral part of the consolidated financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1997, 1996 and 1995
(000's except for share information)
                                                              Common Stock
                                        ---------------------------------------------------------
                                                Class A                         Class B

                                         Shares          Amount          Shares           Amount

 Balances at December 30, 1994          7,698,484     $   7,698         1,286,816      $   1,287
 Conversion from Class B to
   Class A, net                           834,044           834          (834,044)          (834)
                                        ---------         -----          ---------         ------
 Balances at December 29, 1995          8,532,528         8,532           452,772            453
 Conversion from Class A to
   Class B, net                           (15,716)          (15)           15,716             15
                                        ----------        ------          -------            ---
 Balances at January 3, 1997            8,516,812         8,517           468,488            468
 Conversion from Class A to
   Class B, net                          (112,524)         (113)          112,524            113
                                        ----------        ------          -------            ---
 Balances at January 2, 1998            8,404,288     $   8,404           581,012      $     581
                                        ==========        ======          =======            ===

The accompanying notes are an integral part of the consolidated financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1997, 1996 and 1995
(000's except for share information)
                                                                              Deferred       Foreign           Class A
                                         Capital in                          Compensation-   Currency         Treasury Stock
                                         Excess of      Warrants    Retained  Restricted     Translation  -----------------------
                                         Par Value     Outstanding  Earnings     Stock       Adjustment    Shares         Amount
                                        -----------    -----------  --------- ----------     -----------  -----------------------
 Balances at December 30, 1994           $ 38,707     $     -       $ 83,854  $     -         $      -      2,024,396    $ (32,032)
 Net income                                                           16,950
 Cash dividends paid, $.80 per
   share                                                              (5,297)
 Purchase of treasury stock                                                                                   738,734       (9,511)
 Issuance of treasury stock in
   connection with stock option,
   award and purchase plans                  (215)                                                            (66,654)       1,040
                                           -------       --------     ------   --------         --------    ----------      -------
 Balances at December 29, 1995             38,492             -       95,507        -                 -     2,696,476      (40,503)
 Net loss                                                             (1,884)
 Cash dividends paid, $.60 per
   share                                                              (3,785)
 Issuance of restricted stock                 (86)                                (431)                       (34,500)         517
 Restricted stock amortization                                                     144
 Issuance of warrants                                       1,180
 Purchase of treasury stock                                                                                    69,418         (857)
 Issuance of treasury stock in
   connection with stock option,
   award and purchase plans                  (315)                                                            (98,257)         656
                                           -------          -----     ------      ------          -----     ----------   ----------
 Balances at January 3, 1997               38,091           1,180     89,838      (287)             -       2,633,137      (40,187)
 Net income                                                            2,644
 Cash dividends paid, $.40 per
   share                                                              (2,553)
 Translation adjustment                                                                             52
 Issuance of restricted stock                (116)                              (1,079)                       (80,000)       1,195
 Restricted stock amortization                                                      (2)
 Issuance of warrants                                         485
 Purchase of treasury stock                                                                                    41,120         (547)
 Issuance of treasury stock in
   connection with stock option,
   award and purchase plans                  (140)                                                            (46,867)         301
                                           -------         ------     ------    -------             --      ----------     --------
 Balances at January 2, 1998             $ 37,835        $  1,665   $ 89,929   $(1,368)        $    52      2,547,390    $ (39,238)
                                           =======         ======     ======    =======             ==      ==========     ========
The accompanying notes are an integral part of the consolidated financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(000's except for share and per share information)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION: The Company is a leading telecommunications equipment and services company with subsidiaries that operate in the industrial, wireline, and wireless markets. The industrial group develops, assembles, and markets communications systems for industrial operations. Industrial communications products are designed to operate under extraordinary plant conditions and provide emergency notification. The wireline group designs, manufactures and markets voice and data transmission system products. The wireless group's products and services focus on the measurement analysis and predictive tools used by the wireless communication industry. The wireless group also provides radio frequency engineering design services.

FISCAL YEAR: The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The 1997 and 1995 fiscal years included 52 weeks each and ended on January 2, 1998, and December 29, 1995, respectively. The 1996 fiscal year included 53 weeks and ended on January 3, 1997.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

RECOGNITION OF REVENUE: The Company recognizes revenue upon shipment of goods and accrues costs associated with the training and installation for its products upon shipment. The Company recognizes revenue on contracts entered into for radio frequency engineering as the work is performed. Costs and expenses are charged to operations as incurred. Losses, estimated to be sustained upon completion of contracts, are charged to income in the year such estimates are determinable.

INSURANCE PROGRAMS: The Company's overall insurance coverages contain provisions for significant deductibles and funding on a claims paid basis for its workers compensation and general liability coverages. Accruals, which relate primarily to workers' compensation, aggregate $2,128 and $2,369 at January 2, 1998, and January 3, 1997 respectively, and are included in other accrued liabilities on the consolidated balance sheets.

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

   Buildings                 40 years
   Furniture and equipment   3 to 10 years

Costs of maintenance and repairs are charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of items of plant and equipment, cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

In 1997, the Company capitalized $543 of costs associated with the development of software for external use in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise
Marketed."  As of January 2, 1998, $83 has been amortized.

GOODWILL: Goodwill is being amortized by charges to operations on a straight-line basis over periods of 20 to 40 years, and such amortization amounted to $1,726 in 1997, $915 in 1996, and $455 in 1995. Accumulated amortization amounted to $5,103 at January 2, 1998, and $3,377 at January 3, 1997.

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

RESEARCH AND DEVELOPMENT: Expenditures relating to the development of new products and processes, including significant improvements, refinements and engineering support to existing products, are expensed as incurred.

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

DISCONTINUED OPERATIONS: In the first quarter of 1997, the Company elected discontinued operations treatment for both its technical services and real estate segments.

The results of operations for technical services and the real estate segments have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations and Balance Sheets. The assets and liabilities of the discontinued operations have been classified in the Consolidated Balance Sheets as "Net assets held for sale." Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Statements of Operations.

The following is a summary of sales by discontinued segment:

                                1997             1996              1995
                             ---------        ---------         ---------
Sales:
 Technical Services          $ 69,463         $ 84,888          $133,535
 Real Estate                    5,026            8,767             6,319
                             ---------        ---------         ---------
                             $ 74,489         $ 93,655          $139,854
                             =========        =========         =========

The Company allocated interest not specifically associated with any segment based upon a ratio of net assets. Interest expense allocated to discontinued operations was not material in 1997, 1996 and 1995.

EARNINGS PER SHARE: During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No.
128 (SFAS 128), which requires companies to report both basic and dilutive earnings per share.

Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the respective yearend stock price, would be issued. Dilutive shares outstanding for 1997, 1996 and 1995 were 6,393,234, 6,308,307 and 6,595,116, respectively. Since these additional shares had an antidilutive impact on the Company's loss from continuing operations, the adoption of SFAS 128 had no impact to the Company's earnings per share calculation.

Options to purchase 957,454 shares as of January 2, 1998, at prices ranging from $14.25 to $21.00, were outstanding, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price.

NAME CHANGE: On April 30, 1997, the Company changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc. as part of its strategy to solely focus on telecommunications.


2. ACQUISITIONS/DISPOSITIONS:

On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center, to Brandywine Realty Trust for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of $5,362 of income taxes, or $1.11 per share. Proceeds were used to reduce the Company's outstanding debt.

On June 24, 1997, the Company sold its SRA Technologies, Inc.
(SRA) subsidiary to Dames and Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $.17 per share. Proceeds were used to reduce the Company's outstanding debt.

On April 21, 1997, the Company acquired all of the outstanding capital stock of TEC Cellular, Inc. (TEC) for $14,139 including
acquisition costs of $75.   Also, the Company issued seven year
warrants exercisable to purchase 100,000 shares of the Company's stock at $18 per share, which were valued at $485. The acquisition was accounted for as a purchase and cost was assigned to the net assets acquired based on their fair values at the date of acquisition. The acquired assets had a fair value of $9,607 at that date, and the Company assumed liabilities of $1,430, which resulted in goodwill of $6,447. TEC is part of the Company's wireless telecommunications business and is a division of SAFCO Technologies, Inc.

In conjunction with the TEC acquisition, the Company recorded a $6,150 after-tax charge, or $.97 per share, for purchased research and development costs. The purchased in-process research and development had not yet reached technological feasibility and the technology had no alternative future use as of the date of closing.

On April 30, 1997, the Company acquired all of the outstanding stock of DAC Ltd. (DAC) for $5,351, including acquisition costs. The acquisition was accounted for as a purchase and cost was assigned to the net assets based on their fair values at the date of acquisition. The acquired assets had a fair value of $5,006 at that date, and the Company assumed liabilities of $1,979, which resulted in goodwill of $2,324. DAC is part of the Company's industrial telecommunications business and is a subsidiary of GAI-Tronics Corporation.

The following unaudited consolidated pro-forma statements of operations for the years 1997 and 1996 include TEC, DAC and SAFCO as if they had been acquired at the beginning of each of the respective periods:

                                                1997          1996
                                               ======        ======

Sales                                        $ 114,323     $ 124,584
Net loss from continuing operations          $  (7,568)    $  (8,732)
Net loss from continuing operations
  per share of common stock                  $   (1.20)    $   (1.39)

The pro-forma statements of operations include adjustments for interest expense and amortization of goodwill.

During the first quarter of 1997, the Company paid an earnout of $1,000 to the former principals of Instrument Associates, Inc.
pursuant to the 1993 purchase agreement.

On September 30, 1996, the Company acquired the assets of SAFCO Corporation's Electronic Systems Division (ESD). The Company paid $20,000 in cash plus $700 of acquisition costs, issued $10,000 in notes payable and issued seven year warrants exercisable to purchase 555,555 shares of the Company's stock at $18 per share. The warrants were valued at $1,180. The acquisition was accounted for as a purchase and cost was assigned to the net assets acquired based on their fair values at the date of acquisition. The acquired assets had a fair value of $24,506 at that date, and the Company assumed liabilities of $3,031, which resulted in goodwill of $10,405.

Under the terms of the agreement, the Company will also pay SAFCO Corporation's shareholders additional incremental amounts through 1999 based upon the achievement of certain sales and operating income levels. Any additional payments will increase goodwill. The Company paid former shareholders $1,204 during the first quarter of 1997.

In connection with the ESD acquisition, $10,300, net of $6,500 income tax benefit, or $1.63 per share, of in-process research and development costs were expensed during the fourth quarter of 1996. The purchased in-process research and development had not yet reached technological feasibility and the technology had no alternative future use as of the date of closing.

On October 27, 1995, the Company acquired all of the outstanding capital stock of XEL Corporation (XEL) for $30,000. The acquisition was accounted for as a purchase and cost was assigned to the net assets acquired based on their fair values at the date of acquisition. The acquired assets had a fair value of $26,425 at that date, and the Company assumed liabilities of $6,807, which resulted in goodwill of $10,382.

As part of the stock purchase agreement, the Company paid XEL shareholders approximately $954 in the first quarter of 1996. Also, under the terms of the agreement, the Company will pay XEL shareholders additional incremental amounts based upon achievement of certain earnings and revenue objectives. Any additional amounts paid will increase goodwill.

In connection with the XEL acquisition, the Company acquired in-process research and development with a fair market value of $2,500. Accordingly, the Company expensed $2,500, or $.40 per share, in the fourth quarter of 1995 with no associated tax benefit.

In the last quarter of 1995, the Company decided to close its United Energy Services Corporation and recorded a $3,630 charge, net of an income tax benefit of $1,870, or $0.57 per share. In the fourth quarter of 1996, the Company determined that $990, net of $510 income tax expense, or $0.16 per share, of closure reserves were no longer required. As a result, gains on disposals of subsidiaries was increased by $990.

On June 20, 1995, the Company sold Gilbert/Commonwealth, Inc. for
$45,932. The sale resulted in a $18,742 gain, net of income taxes of $7,800, or $2.74 per share.

3. INCOME TAXES:

Income tax provisions (benefits) from continuing operations consist of the following:

                            1997         1996         1995
                            ----         ----         ----
Current:
  Federal             $   (1,793)   $  (1,860)     $  1,890
  State and foreign         (328)         (50)         (615)
                       ----------   ----------    ----------
                          (2,121)      (1,910)        1,275
                       ----------   ----------    ----------
Deferred:
  Federal                    881       (2,140)       (1,580)
  State                      210       (1,000)          665
                      ----------    ----------    ----------
                           1,091       (3,140)         (915)
                      ----------    ----------    ----------
                      $   (1,030)   $  (5,050)     $    360
                       ==========   ==========    ==========


The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                 January 2, 1998   January 3, 1997
                                -----------------  -----------------
Deferred income tax assets:
 Goodwill                             $ 4,895           $ 5,671
 Retirement liabilities                 1,778             1,862
 Reserves for contract disallowances
   and bad debts                        1,166             1,180
 Self-insured retention                   990               915
 Workers' compensation reserves           671               754
 Closure of United Energy Services Corp.  527               687
 Inventory obsolescence reserves          810               518
 Other                                  1,817             1,591
                                   ----------        ----------
                                      $12,654           $13,178
                                   ----------        ----------

Deferred income tax liabilities:
 Depreciation                          $  741            $  589
 State income taxes                       538                -
 Cash to accrual                          244                -
 Prepaid insurance                        209               129
 Contract retention                        95               136
 Other                                     12                39
                                   ----------        ----------
                                        1,839               893
                                   ----------        ----------
 Net deferred income tax asset        $10,815           $12,285
                                   ==========        ==========

A reconciliation of the statutory income tax rate to the effective tax rate follows:

                                     1997      1996      1995
                                     ----      ----      ----

Federal statutory tax rate          (34.0)%   (34.0)%   (34.0)%
Purchased research & development
   write-off                         23.6        -       52.0
State and foreign taxes              (1.0)     (5.3)      2.0
Amortization of goodwill              2.9       1.3       3.5
Foreign sales corporation            (1.3)       -         -
Other, net                           (1.8)     (0.9)     (1.5)
                                     -----     -----     -----
 Effective tax rate                 (11.6)%   (38.9)%    22.0%
                                    ======    ======     ====


4. LONG-TERM DEBT:

Long-term debt consists of the following obligations:

                                                    January 2,    January 3,
                                                       1998          1997
                                                    ---------     ---------
Acquisition line of credit(see below)               $   -          $14,800
Note payable, interest due quarterly at 7%,
   principal due 2001                                 10,000        10,000
Mortgage obligation, $21 due monthly
   to 2001 including interest at 8.5%                    849         1,026
Note payable, interest and principal due
   at maturity, with maturity date of
   1997 and interest rate of 9%                           -             70
Note payable, interest and principal due
   at maturity, with maturity date of
   1999 and interest rate of 6%                          250           250
Capital lease obligations, with monthly
   payments not exceeding $33
   with maturity dates from 1997 to 2002 and
   interest rates ranging from 8.0% to 14.5%             474           725
                                                     --------      --------
                                                      11,573        26,871
Less current maturities                                 (328)         (322)
                                                     --------      --------
                                                     $11,245       $26,549
                                                     ========      ========

The aggregate maturities of long-term debt, including the capital lease obligations, are as follows:

                                1998     $   328
                                1999         627
                                2000         363
                                2001      10,253
                                2002           2
                                         -------
            Total                        $11,573
                                         =======

In connection with the aforementioned capital leases and mortgage obligation, the Company has pledged as collateral the following:

                                           January 2,
                                              1998
                                          -----------
Land and building                            $5,003
Equipment                                       913
Less accumulated depreciation                  (861)
                                           ---------
                                             $5,055
                                           =========

Long term debt recorded at January 2, 1998 approximates fair market value.



Under terms of a 1996 loan agreement, agented by CoreStates Bank, N.A., the Company has a working capital line of credit of $18,000 and an acquisition line of credit of $50,000, of which up to $5,000 could be used for additional working capital. The agreement requires maintenance of certain financial covenants, and the Company pays a commitment fee of one-eighth of one percent on the unused portion of the lines. As of January 2, 1998, approximately $15,000 was available under the lines of credit based on outstanding borrowings ($8,557), outstanding letters of credit and the most restrictive loan covenant. The loan agreement contains a number of financial and other covenants that, among other things, require a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. Although the Company was not in compliance with one of its loan covenants as of January 2, 1998, it received a compliance waiver from its lenders.

The working capital line of credit is available through June 30, 1998. The Company expects to renew the line on such date. At
January 2, 1998 and January 3, 1997, $1,464 and $1,554,
respectively, was committed for stand-by letters of credit.

The acquisition line of credit is available through January 1, 1999. Any balance outstanding at that time will convert to a term loan and be amortized in equal principal payments over the following 54 months.

Interest charges are based, at the Company's option, on a function of LIBOR or the Prime Rate.

Although the aforementioned lines of credit are presently unsecured, the Company has granted to its lender the right to use the assets of the Company to secure the outstanding indebtedness to its lender upon violation of any of the terms or conditions of such lending arrangement and/or loan agreement. The above event of default did not result in the lenders securing the Company's assets.

5. INVENTORIES:

Inventories consist of the following:

                             January 2,            January 3,
                               1998                  1997
                             ----------            ----------
Raw materials and components    $12,465               $10,755
Work in process                   2,500                 1,768
Finished goods                    5,163                 3,721
                             ----------            ----------
                                $20,128               $16,244
                             ==========            ==========


6. POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the Company and its subsidiaries are participants in various defined contribution retirement plans. Employer contributions under these plans are generally at the discretion of the Company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in 1997, 1996, and 1995, totaled $1,536, $1,212, and $953, respectively.

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

An amendment to the Company's Certificate of Incorporation was approved during the second quarter of 1996 to reduce the number of authorized shares from 24,000,000 shares to 11,000,000 shares, 10,000,000 shares of which are common stock and 1,000,000 shares of which are preferred stock. No shares of preferred stock were outstanding as of January 2, 1998.

In 1996, the Board of Directors adopted a Stock Purchase Assistance Plan, subsequently approved by the shareholders. The plan authorizes the Company to extend loans to officers and other key employees for the purpose of acquiring Company stock. The loans bear market rate interest, due quarterly, with principal payments generally due in 10 equal annual installments. As of January 2, 1998, and January 3, 1997, loans aggregating $1,218 and $818 respectively, were outstanding and are reflected as an element of treasury stock.

On October 30, 1996, the Board of Directors adopted a Shareholder Rights Plan and declared a distribution of one Nonvoting Common Stock Right for each outstanding share of Class A Common Stock and one Voting Common Stock Right for each outstanding share of Class B Common Stock to stockholders of record at the close of business on November 14, 1996 and for each share of Company Common Stock issued (including shares distributed from Treasury) by the Company thereafter and prior to the Distribution Date. The threshold for triggering subsequent distribution of the Rights is ten days following the acquisition by a person of 20% of the Company's stock. Each Nonvoting and Voting Common Stock Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a "Unit") of Series A and Series B, respectively, Junior Participating Preferred Stock, par value $1.00 per share, at a Purchase Price of $60.00 per Unit, subject to adjustment.


8. STOCK OPTION, AWARD AND PURCHASE PLANS:

In 1997, the Board of Directors of the Company increased the number of stock options, stock appreciation rights and restricted stock available under the 1996 Long Term Incentive Plan by 600,000 subject to shareholder approval. The maximum number of shares which may be issued under the Plan for all purposes is 1,100,000. During 1997, 449,550 stock options were granted, at fair market value, with terms not exceeding ten years and vesting over a three year period.

As part of the Plan, 80,000 and 34,500 shares of restricted stock were granted during 1997 and 1996, respectively. These shares vest over a three to ten year period, depending upon certain financial achievements. The value of the shares at the time of issuance is recorded in stockholders' equity and $142 has been expensed through 1997.

At January 2, 1998, an aggregate of 409,750 options, rights, and restricted shares are available for future grants.

In 1997, the Board of Directors of the Company increased the number of options available under the Directors' Stock Option Plan by 75,000 subject to shareholder approval. The Directors' Stock Option Plan provides for the granting of 125,000 stock options at an exercise price of 75% of market value at date of grant. Participating directors pre-pay the additional 25% of the exercise price from a portion of their annual retainers allocated for that purpose, as an alternative to cash payments of such amounts. During 1997, 16,200 options were granted under the plan. The options are granted with a twenty year term. At January 2, 1998, options to purchase 95,600 shares are available for issue.

The 1989 Stock Option Plan provides for issuance of stock options to purchase an aggregate of 250,000 shares of Class B common stock at a price not less than seventy-five percent of the fair market value at the date of grant, and with terms not exceeding ten years. Options to purchase 52,550 Class B shares were granted at fair market value during 1997. At January 2, 1998, options to purchase 14,050 shares are available for future grants.

A summary of stock option activity related to the plans mentioned above and other plans under which the Company is no longer granting options is as follows:

                                                        Weighted      Number of
                      Number of     Option Price      Average Price     Share
                       Shares         Per Share         Per Share    Exercisable
                      ---------     ------------       ----------    -----------
Outstanding at
   Dec. 30, 1994       278,947      $12.00-$26.50                      178,098
Granted                139,000      $12.00-$13.25
Exercised              (34,325)     $12.00-$12.80
Expired               (102,698)     $12.80-$26.50
                       -------
Outstanding at
   Dec. 29, 1995       280,924      $12.00-$26.50         $16.40        95,475
Granted                185,500      $ 9.00-$13.25         $12.15
Exercised                 -               -                  -
Expired                (64,625)     $12.50-$26.50         $18.88
                        ------
Outstanding at
   Jan. 3, 1997        401,799      $ 9.00-$23.20         $13.42        81,000
Granted                518,300      $11.25-$16.00         $13.81
Exercised                 -               -                  -
Expired                (79,000)     $11.25-$23.20         $16.94
                        ------
Outstanding at
   Jan. 2, 1998        841,099      $ 9.00-$21.00         $13.61       150,267
                       =======

The weighted average price per share of exercisable options at January 2, 1998 is $14.09. The weighted average option lives remaining at January 2, 1998, January 3, 1997 and December 29,
1995 are approximately 9, 6 and 3 years, respectively.

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

The following pro forma amounts, in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), were determined as if the Company had accounted for its stock options using the fair value method as described in that statement:

                                  1997       1996      1995
                               --------    --------  --------
Net loss from
 continuing operations         $(8,110)    $(8,031)  $(2,020)

Net loss from continuing
 operations per average
 number of shares outstanding   $(1.29)     $(1.27)   $(0.31)


The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk free interest rates of 6.2%, 6.3% and 6.5%; dividend yields of 2.9%, 3.2% and 6.3%; volatility factors of 19.2%, 17.7% and 18%;
and average stock option expected life of 5.2, 5 and 4.5 years.

The weighted average fair value of stock options granted was $2.90, $2.39 and $1.41 per share in 1997, 1996 and 1995, respectively.

Under the Stock Bonus Purchase Plan, employees and directors may use up to 50% of their annual incentive compensation and directors fees, respectively, to purchase shares of common stock at fair market value. Employees purchasing shares will receive a stock bonus as determined by the Board of Directors each year. The Company may grant an aggregate of 200,000 shares under this plan. During 1997, 5,466 shares were issued under this plan. To date, 54,580 shares have been issued, and 145,420 shares remain available for future grants as of January 2, 1998.


9.  OPERATING LEASES:

The Company leases, as lessee, facilities, data processing equipment, office equipment and automobiles under leases expiring during the next nine years. Total rental expense under operating lease agreements amounted to $1,500 in 1997, $1,100 in 1996, and $1,100 in 1995. Minimum future rentals under noncancelable operating leases with initial or remaining terms in excess of one year at January 2, 1998 were as follows:

      1998                     $ 1,654
      1999                       1,357
      2000                         885
      2001                         612
      2002                         457
      2003 and thereafter        1,082
                               -------
        Total minimum rentals  $ 6,047
                               =======


10. FINANCIAL INSTRUMENTS:

Letters of credit and performance bonds are issued by the Company during the ordinary course of business through major domestic banks and insurance companies. The Company has outstanding letters of credit and performance bonds, not reflected in the consolidated financial statements, in the amount of $1,464 at January 2, 1998 and $1,554 at January 3, 1997.

Financial instruments which potentially subject the Company to the concentration of credit risk, as defined by SFAS No. 105, consist principally of accounts receivable. Concentration of credit risk with respect to receivables is limited, as the majority of the balance represents billings for work performed or product sold for various financially secure companies.


11. COMMITMENTS AND CONTINGENCIES:

Various lawsuits, claims and contingent liabilities arise in the ordinary course of the Company's business. While the ultimate disposition of any of these contingencies is not determinable at this time, management believes that there are no current outstanding liabilities that will materially affect the Company's financial position or results of operations.

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a tabulation of the unaudited quarterly financial data for each of the four quarters of the years 1997 and 1996:
                                                      QUARTER ENDED
                          --------------------------------------------------------------
                          April 4, 1997    July 4, 1997    Oct. 3, 1997     Jan. 2, 1998
                          --------------------------------------------------------------
Telecommunications sales    $24,817          $24,560          $27,919          $33,173
Gross profit                  9,395            8,975           10,524           14,936
Pre-tax income (loss) from
  continuing operations        (955)          (9,293)          (1,940)           3,313
Net income (loss) from
  continuing operations        (614)          (8,115)          (1,241)           2,125
Net income from
  discontinued operations       869              650              476              414
Gain on disposals of
  discontinued operations        -             1,080            7,000               -
Total net income (loss)         255           (6,385)           6,235            2,539

Per share of common stock:
  Net income (loss) from
    continuing operations    ($0.10)          ($1.28)          ($0.20)           $0.34
  Net income from
    discontinued operations    0.14             0.10             0.08             0.06
  Gain on disposals of
    discontinued operations      -              0.17             1.11              -
                             -------          -------          -------          -------
Total earnings (loss)
  per share                   $0.04           ($1.01)           $0.99            $0.40

                                                      QUARTER ENDED
                          -----------------------------------------------------------------
                          March 29, 1996    June 28, 1996    Sept. 27, 1996    Jan. 3, 1997
                          ------------------------------------------------------------------
Telecommunications sales      $20,168          $20,472           $21,939           $33,880
Gross profit                    7,179            7,187             7,614            15,277
Pre-tax income (loss) from
  continuing operations           225              (79)              516           (13,640)
Net income (loss) from
  continuing operations           140              (49)              321            (8,340)
Net income from
  discontinued operations         906            1,243             1,635             1,270
Gain on disposals of
  discontinued operations          -                -                 -                990
Total net income (loss)         1,046            1,194             1,956            (6,080)

Per share of common stock:
  Net income (loss) from
    continuing operations       $0.02           ($0.01)            $0.05            ($1.32)
  Net income from
    discontinued operations      0.15             0.20              0.26              0.20
  Gain on disposals of
    discontinued operations        -                -                 -               0.16
                               --------         -------           -------           -------
Total earnings (loss)
  per share                     $0.17            $0.19             $0.31            ($0.96)

NOTES:

 The results of operations for the quarter ended July 4, 1997 include a charge of $6,150, or $0.97 per share, relative to the write-off of purchased in-process research and development associated with the TEC transaction.

  The results of operations for the quarter ended January 3, 1997 include a charge of $10,300, net of income tax benefit of $6,500, or $1.63 per share, relative to the write-off of purchased in-process research and development associated with the SAFCO transaction.

 Net income from discontinued operations for the quarter ended September 27, 1996 includes a gain of $435, net of income taxes of $265, or $.07 per share, relative to a settled claim filed by a former employee of a subsidiary that was closed in 1988.

 Earnings (loss) per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings (loss) per share does not equal the total computed for the year.


13. OTHER:

The Company's results of operations include sales derived from customers located in areas of the world outside the U.S. The following is a summary of such sales in 1997, 1996 and 1995 by geographic area:

                                                     Sales
                                      ----------------------------------
 Geographic Area                          1997        1996       1995
-----------------                         ----        ----       ----

Asia                                    $16,042     $ 8,761    $ 5,693
Central and South America                 5,673       4,505      2,428
Europe                                    7,712       1,328        533
Other                                     4,355       4,753      3,011
                                         ------      ------     ------
                                        $33,782     $19,347    $11,665
                                         ======      ======     ======

Although the Company has sales to many customers, in 1997, GTE accounted for 13% of total sales. In 1996, Motorola and GTE accounted for 18% and 12%, respectively, of the Company's total sales. No customer accounted for more than 10% of sales in 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants on accounting and financial disclosure.


PART III

 Other than portions of Item 10, which are included in Item 4A hereof, this part (i.e. Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security
Ownership of Certain Beneficial Owners and Management; Item 13 - Certain Relationships and Related Transactions) is incorporated by reference to the registrant's 1998 definitive proxy statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The financial statements filed herewith under Part II, Item
8, include the consolidated balance sheets at January 2, 1998 and January 3, 1997, and the consolidated statements of operations, stockholders' equity and cash flows for the years 1997, 1996 and 1995 of Salient 3 Communications, Inc.
and its subsidiaries.

 (b) The registrant did not file any Form 8-K during the fourth quarter of 1997.

 (c) Exhibits.

  3.1 Amended Certificate of Incorporation of Salient 3
Communications, Inc. as currently in effect.
Incorporated by reference to Exhibit 3(i) to the Quarterly Report of the registrant on Form 10-Q for the period ended July 4, 1997 (File No. 0-12588).

  3.2 Amended By-laws of Salient 3 Communications, Inc.
as currently in effect. Incorporated by reference to Exhibit 3(ii) to the Quarterly Report of the registrant on Form 10-Q for the period ended July
4, 1997 (File No. 0-12588).

   The following Exhibits 10.1 through 10.5 are compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-
K pursuant to Item 14(c):

  10.1 Salient 3 Communications, Inc. Equity Award Plan.
Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed by registrant under the Securities Act of 1933 (File
No. 33-15289).

  10.2 1989 Stock Option Plan. Incorporated by reference to Exhibit 4(a) to Registration Statement on Form
S-8 filed by registrant under the Securities Act of 1933 (File No. 33-32288).

  10.3 Salient 3 Communications, Inc. Stock Bonus Purchase
Plan. Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed by registrant under the Securities Act of 1933 (File
No. 33-37793).

  10.4 Salient 3 Communications, Inc. Benefit Equalization
Plan, effective January 1, 1989. Incorporated by reference to Exhibit 10(g) of Annual Report of the registrant on Form 10-K for the fiscal year ended
January 1, 1993 (File No. 0-12588).

  10.5 Salient 3 Communications, Inc. split dollar life insurance policy for a former officer of the registrant. Incorporated by reference to Exhibit
10(h) of Annual Report of the registrant on Form
10-K for the fiscal year ended January 1, 1993
(File No. 0-12588).

  10.6 Salient 3 Communications, Inc. Long Term Incentive
Plan. Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed by the registrant under Securities Act of 1933 (File No.
333-09639).

  10.7 Salient 3 Communications, Inc. Directors' Stock
Option Plan.  Incorporated by reference to  Exhibit
4 to registration Statement on Form S-8 filed by the registrant under Securities Act of 1933 (File
No. 333-09635).

  16 Change in independent accountants. Incorporated by reference to Form 8-K filed on May 6, 1996.

  21 A complete list of the registrant's subsidiaries.

  23.1 Consent of Arthur Andersen LLP, registrant's independent public accountants, to the use of their reports on the consolidated financial statements and financial data schedule.

  23.2 Consent of Coopers & Lybrand LLP, registrant's former independent public accountants, to the use of their report on the consolidated financial statements.

  27 Financial Data Schedule for the year ended January
2, 1998.

  99.1 Annual Report on Form 11-K, pursuant to Section
15(d) of the Securities Exchange Act of 1934, of the Stock Purchase Program for Employees of Salient
3 Communications, Inc. and its subsidiaries for the year ended December 31, 1997. (To be filed by amendment.)

  99.2 Annual Report on Form 11-K, pursuant to Section
15(d) of the Securities Exchange Act of 1934, of the Retirement Savings Plan for Employees of
Salient 3 Communications, Inc. and its subsidiaries for the year ended December 31, 1997. (To be filed by amendment.)

  99.3 Annual Report on Form 11-K, pursuant to Section
15(d) of the Securities Exchange Act of 1934, of
Resource Consultants, Inc. 401(k) Profit Sharing
Plan for the year ended December 31, 1997. (To be filed by amendment.)

 (d) Financial Statement Schedule, as required, are filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 26, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(d) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania
January 26, 1998


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

 Our report of the consolidated financial statements of Salient 3 Communications, Inc. and Subsidiaries (formerly Gilbert Associates, Inc. and Subsidiaries) for the year ended December 29, 1995, prior to restatement (and, therefore, are not presented herein) for discontinued operations is included in
Part II of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule, prior to restatement (and, therefore, are not presented herein).

 In our opinion, the financial statement schedule (prior to restatement) referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND LLP
2400  Eleven Penn Center
Philadelphia, Pennsylvania
January 31, 1996

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years 1997, 1996 and 1995

         Column A                 Column B       Column C         Column D     Column E     Column F
                                 Balance at      Additions                                 Balance at
                                 Beginning      Charged to                       Other       End of
       Description               of Period   Costs and Expenses  Deductions     Changes      Period
_____________________________________________________________________________________________________

1997:


 Allowance for doubtful accounts $1,565          $   76             $154 (A)    $358 (D)    $1,680
                                  =====           =====             =====       (165)(C)     =====
                                                                                =====

 Estimated liability for
   contract losses               $1,539          $   -              $ 69 (B)    $  -        $1,470
                                  =====           =====             =====       =====        =====

 Inventory reserves              $1,363          $  513             $367        $516 (D)    $2,190
                                  =====           =====             =====        165 (C)     =====
                                                                                =====


1996:

 Allowance for doubtful accounts $1,876          $  103             $414 (A)    $  -        $1,565
                                  =====           =====             =====       =====        =====
 Estimated liability for
   contract losses               $1,911          $   -              $372 (B)    $  -        $1,539
                                  =====           =====             =====       =====        =====

 Inventory reserves              $  936          $  376             $249        $300 (C)    $1,363
                                  =====           =====             =====       =====        =====

1995:

 Allowance for doubtful accounts $1,651          $  425             $200 (A)    $  -        $1,876
                                  =====           =====             =====       =====        =====

 Estimated liability for
   contract losses               $1,285          $  563             $(63)(B)    $  -        $1,911
                                  =====           =====             =====       =====        =====
 Inventory reserves              $  430          $   33             $ 23        $496 (E)    $  936
                                  =====           =====             =====       =====        =====


 (A)  Uncollectible accounts written off.
 (B)  Contract losses realized.
 (C)  Reclassification of reserves.
 (D)  Acquisition of DAC and TEC.
 (E)  Acquisition of XEL Corporation.


SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of March, 1998.

     SALIENT 3 COMMUNICATIONS, INC.

     By  /s/T. S. Cobb
            T. S. Cobb
            Chairman, President and Chief
            Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                          Date


                        Chairman, President and Chief
                        Executive Officer
                        (Principal Executive
  /s/T. S. Cobb         Officer) and Director               March 20, 1998
----------------
     T. S. Cobb


                        Senior Vice President and Chief
                        Financial Officer
                        (Principal Financial
                        and Accounting Officer)
  /s/P. H. Snyder       and Director                        March 20, 1998
-----------------
     P. H. Snyder


  /s/J. W. Boyer, Jr.   Director                            March 20, 1998
--------------------
     J. W. Boyer, Jr.


  /s/D. E. Lyons        Director                            March 20, 1998
-----------------
     D. E. Lyons


  /s/D. K. Wilson, Jr.  Director                            March 20, 1998
----------------------
     D. K. Wilson, Jr.


  /s/R. E. LaBlanc      Director                            March 20, 1998
-------------------
     R. E. LaBlanc

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

                                   State or
                               Jurisdiction in
                                    which
 Name of Subsidiary              Incorporated

GAI-Tronics Corporation *          Delaware
XEL Communications, Inc.           Colorado
Resource Consultants, Inc.         Virginia
SAFCO Technologies, Inc. *         Illinois

* GAI-Tronics Corporation, in addition to doing business under its corporate name, does business under the Instrument
Associates, Inc. (IA) trade name and DAC Ltd.
 SAFCO Technologies, Inc. in addition to doing business under its corporate name, does business under the TEC Cellular, Inc.
trade name.

<EX-23>
EXHIBIT 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 333-09639, 333-09635, 33-55139, 33-11693, 33-15289, 33-32288, 33-37792, 33-37793, 33-37795, 33-
43113, 33-44939 and 33-71242).

ARTHUR ANDERSEN LLP

1601 Market Street
Philadelphia, Pennsylvania
March 17, 1998

EXHIBIT 23.2

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of Salient 3 Communications, Inc. and Subsidiaries (formerly Gilbert Associates, Inc. and Subsidiaries) on Form S-8 (File Nos. 333-09639, 333-09635, 33-55139,
33-11693, 33-15289, 33-32288, 33-37793, 33-37795, 33-43113, 33-44939 and
33-71242) of our reports dated January 31, 1996, on our audit of the consolidated financial statements and financial statement schedule, prior to their restatement (and, therefore, are not presented herein) for discontinued operations of Salient 3 Communications, Inc. and Subsidiaries and for the year ended December 29, 1995, which report is included in this Annual Report on Form 10-K.

COOPERS & LYBRAND LLP

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 17, 1998