Form 10-Q
period 1998-04-03
SALIENT 3 COMMUNICATIONS INC
filed 1998-05-14
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. - 20549
                          _________________________
                                  FORM 10-Q
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 1998
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(610) 856-5500
___________________________________________________________________________
(Registrant's telephone number, including area code)

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

                                          Class A      Class B
Number of shares of each class of
common stock outstanding as of
April 3, 1998 (excluding 2,573,903
Class A treasury shares):                 5,841,435     569,962

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

Item I.

 Consolidated Condensed Balance Sheets at
  April 3, 1998 and January 2, 1998 (unaudited)

 Consolidated Condensed Statements of Operations for the three month periods ended April 3, 1998 and April 4, 1997 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the three month periods ended April 3, 1998 and April 4, 1997 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 April 3, 1998 and January 2, 1998
 (Unaudited)
 (000's)
                                               April 3,        January 2,
                                                 1998             1998
                                               --------        ----------
 ASSETS

 Current assets:
 Cash and cash equivalents               $       1,808     $       2,979
 Accounts receivable, net of
  allowance for doubtful accounts of
  $1,707 and $1,680, respectively               22,542            23,798
 Inventories                                    21,285            20,128
 Deferred income taxes                           3,805             3,805
 Other current assets                            4,205             4,013
 Net assets held for sale                       16,555            16,195
                                                ------            ------
    Total current assets                        70,200            70,918
                                                ------            ------

 Property, plant and equipment, at cost:        45,557            44,121
 Less accumulated depreciation and
   amortization                                 21,412            20,334
                                                ------            ------
                                                24,145            23,787
                                                ------            ------
 Deferred income taxes                           6,910             7,010
 Other assets                                    1,000             1,000
 Goodwill                                       45,000            44,782
                                               -------           -------
 Total Assets                           $      147,255     $     147,497
                                               =======           =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                          $       11,627     $       8,557
 Accounts payable                                7,592             7,587
 Salaries and wages                              1,450             1,437
 Income taxes, currently payable                 2,442             3,384
 Estimated liability for contract losses         1,470             1,470
 Other accrued liabilities                       8,422             8,332
                                                ------            ------
 Total Liabilities                              33,003            30,767
                                                ------            ------

 Long-term debt                                 11,125            11,245
 Other long-term liabilities                     4,727             4,948
 Self-insured retention                          2,677             2,677

Stockholders' equity:
 Common stock                                    8,985             8,985
 Capital in excess of par value                 37,835            37,835
 Warrants outstanding                            1,665             1,665
 Retained earnings                              88,013            89,929
 Foreign currency translation adjustment           (58)               52
 Deferred compensation-restricted stock         (2,388)           (1,368)
 Treasury stock                                (38,329)          (39,238)
                                                ------            ------
                                                95,723            97,860
                                                ------            ------
 Total Liabilities and
 Stockholders' Equity                   $      147,255     $     147,497
                                               =======           =======

 The accompanying notes are an integral part of the consolidated condensed financial statements.

Salient 3 Communications, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(000's except for share and per share information)

                                                    Three Months Ended
                                             -------------------------------
                                             April 3, 1998     April 4, 1997
                                             -------------     -------------
 Telecommunications sales                          $27,975           $24,817
 Cost of goods sold                                 17,426            15,422
                                                    ------            ------
 Gross profit                                       10,549             9,395

 Selling, general and administration                10,128             7,476
 Research and development                            2,277             2,047
 Goodwill amortization                                 470               351
                                                     -----             -----
 Operating loss                                     (2,326)             (479)
                                                     -----             -----
 Interest income                                        28                18
 Interest expense                                      395               494
                                                     -----             -----
 Pre-tax loss from continuing operations            (2,693)             (955)
                                                     -----             -----
 Benefit for taxes on loss                          (1,023)             (341)
                                                     -----             -----
 Net loss from continuing operations                (1,670)             (614)
                                                     -----             -----
 Income from discontinued operations:
      Technical Services Segment (less
      applicable taxes of $243 and $303,
      respectively)                                    398               546

      Real Estate Segment (less applicable
      taxes of $179)                                    -                323
                                                     -----             -----
 Net income from discontinued operations               398               869
                                                     -----             -----
 Total net income (loss)                           $(1,272)         $    255
                                                     =====             =====
 Per share of common stock (Basic and diluted):

 Net loss from continuing operations               $ (0.26)         $  (0.10)


 Net income from discontinued operations:
        Technical Services Segment                 $  0.06          $   0.09

        Real Estate Segment                        $   -            $   0.05
                                                      ----              ----
 Total earnings (loss) per share                   $ (0.20)         $   0.04
                                                      ====              ====

 Cash dividends per share                          $  0.10          $   0.10

 Basic weighted average shares outstanding       6,313,434         6,316,451

 The accompanying notes are an integral part of the consolidated condensed financial statements.

Salient 3 Communications, In. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(000's)

                                                        Three Months Ended
                                                      ----------------------
                                                      April 3,       April 4,
                                                        1998           1997
                                                      --------       --------
Cash flows from operating activities:

Net income (loss)                                   $  (1,272)      $    255
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Items not affecting cash                              1,999          2,102
  Changes in current assets and current liabilities    (1,262)        (1,457)
                                                        -----          -----
   Net cash provided by (used for)
    operating activities                                 (535)           900
                                                        -----          -----
Cash flows from investing activities:

Payments for acquisitions                                (952)        (2,204)
Payments for property, plant and equipment             (1,493)        (1,667)
                                                        -----          -----
 Net cash used for investing activities                (2,445)        (3,871)
                                                        -----          -----

Cash flows from financing activities:

Proceeds from issuance of debt                            -            1,000
Borrowings under note payable                           3,070          2,224
Issuance of treasury stock in connection
   with stock option, award and purchase
   plans                                                  160              3
Payments to acquire treasury stock                       (308)           (65)
Cash dividends paid                                      (644)          (639)
Other, net                                               (469)          (318)
                                                        -----          -----
 Net cash provided by financing activities              1,809          2,205
                                                        -----          -----

Net decrease in cash and cash equivalents              (1,171)          (766)

Cash and cash equivalents at beginning of period        2,979          1,482
                                                        -----          -----
Cash and cash equivalents at end of period          $   1,808        $   716
                                                        =====          =====
Supplemental cash flow disclosures:

   Interest paid                                    $     366        $   904
                                                        =====          =====
   Income taxes paid, net of refunds received       $      88        $   892
                                                        =====          =====

The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(000'S except for share and per share information)

1. In the first quarter of 1997, the Company adopted discontinued operations treatment for both its Technical
Services and Real Estate Segments.

The results for technical services and the real estate segment have been classified as discontinued operations for all periods presented in the Consolidated Condensed Statements of Operations and Balance Sheets. The assets and liabilities of the discontinued operations have been classified in the Consolidated Condensed Balance Sheets as
"Net assets held for sale."   Discontinued operations have
not been segregated in the Consolidated Condensed Statements of Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Condensed Statements of Operations.

The following is a summary of revenue by discontinued segment:

                              Three Months Ended
                         April 3, 1998   April 4, 1997
                         -------------   -------------
Revenues:
Technical Services             $20,587         $17,711
Real Estate                        -             2,150
                                ------          ------
                               $20,587         $19,861
                                ======          ======

The Company has elected to allocate interest not specifically associated with any segment based upon a ratio of net assets.
Interest expense allocated to discontinued operations was not material in 1998 and 1997.

2. During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), which specifies reporting requirements for comprehensive income. The Company has evaluated the impact of SFAS 130 and has determined that due to immateriality the Company is currently not subject to SFAS 130. The Company will adopt the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), at the end of 1998 and expects to report three reportable business segments - wireless, wireline and industrial.

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

No preferred stock was outstanding as of April 3, 1998.

5. During 1997, several key employees were issued an aggregate of 80,000 shares, of restricted stock in the Company. The value of this stock is recorded as deferred compensation in the stockholders' equity section of the consolidated condensed balance sheets, and will be expensed over the vesting period. The vesting period will not exceed 10 years and may be accelerated depending upon the achievement of certain objectives.

6. The components of inventories as of the balance sheet dates are as follows:
                               April 3, 1998       Jan. 2, 1998
                               -------------       ------------
Raw materials and components         $13,152            $12,465
Work in process                        2,449              2,500
Finished goods                         5,684              5,163
                                      ------             ------
                                     $21,285            $20,128
                                      ======             ======

7. Other accrued liabilities includes an accrual relating primarily to workers' compensation of $1,950 and $2,128 at April 3, 1998 and January 2, 1998, respectively.

8. Effective January 3, 1998, the Company acquired all of the outstanding stock of Elemec Systems Ltd. (Elemec) for $952, including acquisition costs. Elemec is part of the Company's industrial telecommunications business and was merged into GAI-Tronics Corporation's European operations.

9. On April 21, 1997, the Company acquired all of the outstanding capital stock of TEC CELLULAR, Inc. (TEC) for $14,139, including acquisition costs, plus seven year warrants exercisable to purchase 100,000 shares of the Company stock at $18 per share. TEC is part of the Company's wireless telecommunication business and is a division of SAFCO Technologies, Inc.

On April 30, 1997, the Company acquired all of the outstanding stock of DAC Ltd. (DAC) for $5,351, including acquisition costs. DAC is part of the Company's industrial telecommunication business and was merged into GAI-Tronics
Corporation's European operations.

10. During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), which requires companies to report both basic and dilutive earnings per share. Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the respective yearend stock price, would be issued. Dilutive shares outstanding for the first quarter of 1998 and 1997 were 6,322,251 and 6,412,395, respectively.
Since these additional shares had an antidilutive impact on the Company's loss from continuing operations, the adoption of SFAS 128 had no impact to the Company's earnings per share calculation. As of April 3, 1998, the Company had 1,466,254 outstanding options and warrants with a strike price above the first quarter stock price.

11. During the first quarter of 1997, the Company paid $1,000 to the former principals of Instruments Associates, Inc.
pursuant to the 1993 purchase agreement.

The Company also paid former shareholders of SAFCO
Corporation $1,204 in the first quarter of 1997, as part of the 1996 asset purchase agreement.

12. Under terms of a 1996 loan agreement, the Company has a working capital line of credit of $18,000 and an acquisition line of $50,000, of which up to $5,000 can be used for additional working capital. The loan agreement contains a number of financial and other covenants that, among other things, requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization.
Although the Company was not in compliance with one of its loan covenants as of April 3, 1998, it received a compliance waiver from its lenders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION.
(000's except for share and per share information)

Results of Operations

In June 1996 the Company announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the technical services and real estate segments. The decision was reached because of the Company's desire to focus its business only on telecommunications equipment.

In accord with this decision, during the first quarter of 1997, the Company adopted discontinued operations treatment for its technical services and real estate segments.

Effective January 3, 1998, the Company acquired all of the outstanding stock of Elemec Systems Ltd. (Elemec) for $952, including acquisition costs. Elemec is part of the Company's industrial group and was merged into GAI-Tronics Corporation's European operations.

The Company reported a loss from continuing operations for the first quarter of 1998 of $1,670, or $0.26 per share compared to a loss of $614, or $0.10 per share for the same period of 1997. The loss from continuing operations resulted primarily from reduced margins at the industrial unit, product delays within the wireless unit and reduced customer demand for wireline products.

Sales increased 13% for the period from $24,817 in 1997 to $27,975 in 1998. The increase in sales was primarily due to the acquisitions in the second quarter of 1997 (Note 9) and the Elemec acquisition.

The following is a breakdown of sales by telecommunications group:


                   1998               1997
                   ----               ----
Wireline       $  6,713           $  9,504
Industrial       16,675             13,316
Wireless          4,588              1,997
                 ------             ------
  Total        $ 27,976           $ 24,817
                 ======             ======

The sales by telecommunication group have been restated in anticipation of the Company's adoption of the Statement of Financial Accounting Standards No. 131, "Disclosures about
Segments of an Enterprise and Related Information" (SFAS 131).
The Company will adopt SFAS 131 at the end of 1998 and expects to report three reportable business segments - wireless, wireline and industrial.

The wireline sales declined by 29% in 1998 compared to 1997, due to a reduction in customer demand for analog channel units, prompted by re-use programs at some wireline customers, and the decision at the end of the first quarter of 1997 to exit the contract manufacturing business. Industrial sales increased 25% primarily from the second quarter 1997 acquisition of DAC Ltd. and the Elemec acquisition. The wireless sales grew 130% period-over-period due to the inclusion of TEC CELLULAR, Inc. (TEC), acquired in April 1997, and improved sales by SAFCO.

The gross profit percentage was 38% for both 1998 and 1997. Higher wireless margins were offset by lower margins realized within the wireline and industrial groups. Lower margins within the wireline group reflect reduced sales and competitive pressures, while the industrial group's margins suffered from product mix.

The Company anticipates improvements in results of operations, especially in the second half of the year, lead by new product releases and increased engineering revenue within the wireless unit. The industrial group implemented price increases during the quarter and efforts are underway to reduce material costs in order to improve gross profit. During the quarter, the Company completed its study of the current business model of XEL Communications, Inc., its wireline subsidiary. Based on the results of that study, management is exploring strategic options for XEL that could increase returns on investment and profitability. In addition, the Company is also evaluating expense levels and its business models at its other subsidiaries. Final decisions on possible changes are expected by the end of the second quarter and the Company may incur a restructuring charge at that time, related to the implementation of certain profit improvement initiatives.


Selling, General and Administration

Selling, general and administration increased 35% in the current period compared to the same period in 1997. The increase in selling, general and administration stems primarily from acquisitions and higher spending at SAFCO.

As a percentage of sales, selling, general and administration was 36% and 30% in the first quarter of 1998 and 1997, respectively. The unfavorable relationship stems primarily from the wireline and wireless units. The wireline unit had reduced sales without a corresponding decline in expenses. The wireless unit has a higher percentage of selling, general and administration to sales compared to the industrial and wireline units. Therefore, as a result of the wireless acquisition in the second quarter of 1997, the percentage of selling, general, and administration to sales increased.


Research and Development, Goodwill Amortization and Interest
Expense

Research and development, and goodwill amortization increased 11%, and 34% respectively, in 1998 compared to 1997. The increases are primarily due to the acquisitions.

Interest expense declined 20% in the first quarter 1998 compared to 1997, due to the proceeds from the sales of discontinued operations, offset in part by payments for the acquisitions.


Provision for taxes on income

The provision for taxes on income was an effective rate of 38% and 36% for the first quarter of 1998 and 1997, respectively. The increase relates to higher state taxes.


Income from discontinued operations

On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center (GHMC), to Brandywine Realty Trust, for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of income taxes of $5,362, or $1.11 per share. On June 24, 1997, the Company sold its SRA Technologies, Inc. (SRA) subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $0.17 per share. The Company reduced its debt levels with the sales proceeds.

The Company expects that the remaining subsidiary included in discontinued operations, Resource Consultants, Inc. (RCI), will remain profitable until the disposition is completed. During the first quarter of 1998, the Company signed a Letter of Intent with RCI management and an investor group. The exact timing of the disposition is uncertain but is expected to occur near the end of the second quarter. The Company expects that the sale of this subsidiary could generate after-tax proceeds of approximately $16,000 - $18,000.


Liquidity and Capital Resources

Working capital decreased $2,954 in 1998. The decline in working capital is due to the purchase of Elemec and the final dividend payment. Amounts generated from operations, available cash and cash equivalents, anticipated cash proceeds from the RCI sale and lines of credit should provide adequate working capital through 1998. In addition, the Company announced on January 28, 1998, the elimination of the $0.10 per share quarterly dividend after the March 10, 1998 payment. Elimination of the dividend will provide additional funds to satisfy working capital requirements. The Company does not expect to make any contingent payments to former XEL and SAFCO Corporation shareholders during 1998.

Lines of credit agented by CoreStates Bank, N.A., are available through June 30, 1998 to fund both short-term cash needs as well as future acquisitions. The Company expects to renew the lines of credit on such date. As of April 3, 1998, the Company had available an $18,000 working capital line of credit as reduced by outstanding borrowings of $11,627 and issued letters of credit aggregating $1,100. Although the Company was not in compliance with one of its loan covenants at April 3, 1998, it received a compliance waiver from its lenders.

The Company estimates that its total capital expenditures in 1998, excluding acquisitions, will be approximately $6,500. No restrictions on cash transfers between the Company and its subsidiaries exist.



Other

In the second quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company assessed SFAS 130 during the first quarter of 1998, and determined that SFAS 130 would have no material effect on the Company.

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


This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: the effect of general economic conditions, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; with respect to RCI, its dependence on the U.S. government as a customer; and with respect to the Telecommunications business, the uncertain effect of the Telecommunications Act of 1996, technology change, and risks of product development and commercialization difficulties, and the Company's ability to complete its divestiture program in the time frame and in the price range indicated. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words used in this report such as "positioned", "yields", "should generate", "appears", "viewed", "could potentially", "would position", "expected", and "should allow" indicate the presence of forward looking statements.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K
 (a) Exhibits
   None.

 (b) Reports on Form 8-K
  (1) The registrant filed Form 8-K on January 28, 1998 to announce the elimination of the $0.10 per share quarterly dividend.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Salient 3 Communications, Inc.

/s/Paul H. Snyder
Paul H. Snyder
Senior Vice President and
Chief Financial Officer

Date:  May 14, 1998