Form 10-Q
period 1998-07-03
SALIENT 3 COMMUNICATIONS INC
filed 1998-08-14
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 1998
                        OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No. 0-12588
_________________________

SALIENT 3 COMMUNICATIONS, INC.
 (Exact name of registrant as specified in its charter)

 Delaware                 23-2280922
(State of Incorporation) (IRS Employer Identification No.)

 P.O. Box 1498, Reading, Pennsylvania             19603
(Mailing address of principal executive offices) (Zip Code)

(610) 856-5500
______________________________________________________________________________
(Registrant's telephone number, including area code)

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

                                            Class A     Class B
Number of shares of each class of
common stock outstanding as of
July 3, 1998 (excluding 2,691,194
Class A treasury shares):
                                           5,712,233     581,873

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information Pages

Item I.

 Consolidated Condensed Balance Sheets at
  July 3, 1998 and January 2, 1998 (unaudited)

 Consolidated Condensed Statements of Operations for the six and three month periods ended July 3, 1998 and July 4, 1997 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the six month periods ended July 3, 1998 and July 4, 1997 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 July 3, 1998 and January 2, 1998
 (Unaudited)
 (000's)
                                             July 3,         January 2,
                                              1998             1998
                                            --------         ----------
 ASSETS
 [S]                                           [C]                [C]
 Current assets:
 Cash and cash equivalents                $    2,192         $    2,979
 Accounts receivable, net of allowance
    for doubtful accounts of $1,729 and
    $1,680, respectively                      22,803             23,798
 Inventories                                  15,886             20,128
 Deferred income taxes                         6,000              3,805
 Other current assets                          4,267              4,013
 Net assets held for sale                     17,461             16,195
                                             -------            -------
    Total current assets                      68,609             70,918
                                             -------            -------

 Property, plant and equipment, at cost       46,270             44,121
 Less accumulated depreciation and
   amortization                               22,455             20,334
                                             -------            -------
                                              23,815             23,787
                                             -------            -------
 Deferred income taxes                         8,840              7,010
 Other assets                                  1,000              1,000
 Goodwill                                     29,199             44,782
                                             -------            -------
 Total Assets                             $  131,463         $  147,497
                                             =======            =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                            $   15,251         $    8,557

 Accounts payable                              6,579              7,587
 Salaries and wages                            1,069              1,437
 Income taxes, currently payable               1,248              3,384
 Estimated liability for contract losses       1,470              1,470
 Other accrued liabilities                    10,966              8,332
                                             -------            -------
 Total current liabilities                    36,583             30,767
                                             -------            -------
 Long-term debt                               11,039             11,245
 Other long-term liabilities                   4,397              4,948
 Self-insured retention                        2,677              2,677

Stockholders' equity:
 Common stock                                  8,985              8,985
 Capital in excess of par value               37,737             37,835
 Warrants outstanding                          1,665              1,665
 Retained earnings                            70,141             89,929
 Foreign currency translation adjustment          70                 52
 Deferred compensation-restricted stock       (1,298)            (1,368)
 Treasury stock                              (40,533)           (39,238)
                                             -------            -------
                                              76,767             97,860
                                             -------            -------
 Total Liabilities and Stockholders'
 Equity                                   $  131,463         $  147,497
                                             =======            =======
 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share and per share information)

                                                Six Months Ended                       Three Months Ended
                                          ----------------------------           ----------------------------
                                          July 3, 1998    July 4, 1997           July 3, 1998    July 4, 1997
                                          ------------    ------------           ------------    ------------
 Telecommunications sales                    $57,747         $49,377              $29,772          $24,560
 Cost of goods sold                           38,957          31,007               21,531           15,585
                                              ------          ------               ------           ------
 Gross profit                                 18,790          18,370                8,241            8,975

 Selling, general and administration          20,063          16,112                9,935            8,636
 Purchased in-process
  research and development                         -           6,150                    -            6,150
 Research and development                      4,450           4,457                2,173            2,410
 Goodwill impairment and
  restructuring charge                        18,190               -               18,190                -
 Goodwill amortization                           805             809                  335              458
                                              ------         -------               ------           ------
 Operating loss                              (24,718)         (9,158)             (22,392)          (8,679)
                                              ------          ------               ------           ------
 Interest income                                  74              33                   46               15
 Interest expense                                829           1,123                  434              629
                                              ------          ------               ------           ------
 Pre-tax loss from continuing operations     (25,473)        (10,248)             (22,780)          (9,293)
                                              ------          ------               ------           ------
 Benefit for taxes on loss                    (5,131)         (1,519)              (4,108)          (1,178)
                                              ------          ------               ------           ------
 Net loss from continuing operations         (20,342)         (8,729)             (18,672)          (8,115)
                                              ------          ------               ------           ------
 Income from discontinued operations:
  Technical Services Segment (less
  applicable taxes of $733 and $498
  for the six month periods ended
  and $490 and $195 for the three
  month periods ended, respectively)           1,197             860                  799              314

  Gain on disposal of a Technical
  Services Company (less applicable
  income taxes of $583)                            -           1,080                    -            1,080

  Real Estate Segment (less applicable
  taxes of $381 for the six month period
  ended and $202 for the three month
  period ended, respectively)                      -             659                    -              336
                                              ------          ------               ------           ------
 Net income from discontinued operations       1,197           2,599                  799            1,730
                                              ------          ------               ------           ------
 Total net loss                             $(19,145)        $(6,130)            $(17,873)         $(6,385)
                                              ======          ======               ======           ======
 Per share of common stock (Basic and diluted):

 Net loss from continuing operations        $  (3.24)        $ (1.38)            $  (2.99)         $ (1.28)

 Net income from discontinued operations:
      Technical Services Segment            $   0.19         $  0.31             $   0.13          $  0.22

      Real Estate Segment                   $    -           $  0.10             $    -            $  0.05
                                                ----            ----                 ----             ----
 Total earnings (loss) per share            $  (3.05)        $ (0.97)            $  (2.86)         $ (1.01)
                                                ====            ====                 ====             ====

 Cash dividends per share                   $   0.10         $  0.20             $    -            $  0.10

Basic weighted average shares outstanding  6,282,624       6,312,166            6,251,815        6,307,880

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)
 (000,s)
                                                         Six Months Ended
                                                  ------------------------------
                                                  July 3, 1998      July 4, 1997
                                                  ------------      ------------
 Cash flows from operating activities:

 Net loss                                           $(19,145)          $(6,130)
 Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
     Gain on sale of subsidiary                          -              (1,663)
     Depreciation and amortization                     3,321             3,826
     Purchased in-process research and
       and development write-off                         -               6,150
     Goodwill write-off                               15,789               -
     Reserve provisions                                  269               116
     Benefit from deferred income taxes               (4,025)              500
     Restrictive stock expense                            70                44
     Changes in current assets and current liabilities
     net of effects from acquisitions and dispositions:
      Accounts receivable and unbilled revenue           321             4,197
      Inventories                                      4,396            (3,539)
      Other current assets                              (189)              (62)
      Accounts payable and salaries and wages         (1,345)             (723)
      Other accrued liabilities                        1,664            (4,334)
      Income taxes, currently payable                 (2,060)           (1,721)
                                                       -----             -----
      Net cash used for operating activities            (934)           (3,339)
                                                       -----             -----
 Cash flows from investing activities:

 Payments for acquisitions                            (1,274)          (19,302)
 Payments for property, plant and equipment           (2,484)           (3,817)
 Proceeds from sale of subsidiary                        -               7,213
                                                       -----            ------
      Net cash used for investing activities          (3,758)          (15,906)
                                                       -----            ------
 Cash flows from financing activities:

 Proceeds from issuance of debt                          -              19,900
 Payment of debt                                        (218)           (8,123)
 Borrowings under note payable                         6,694             9,044
 Issuance of treasury stock in connection
   with stock option, award and purchase
   plans                                                 205                83
 Payments to acquire treasury stock                   (1,598)             (384)
 Cash dividends paid                                    (644)           (1,278)
 Other, net                                             (534)              323
                                                       -----            ------
  Net cash provided by financing activities            3,905            19,565
                                                       -----            ------
 Net (decrease) increase in cash and cash equivalents   (787)              320

 Cash and cash equivalents at beginning of period      2,979             1,482
                                                       -----             -----
 Cash and cash equivalents at end of period         $  2,192           $ 1,802
                                                       =====             =====
 Supplemental cash flow disclosures:

 Interest paid                                      $    803           $ 1,562
                                                      ======             =====
 Income taxes paid, net of refunds received         $  1,708           $ 1,164
                                                       =====             =====

 The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(000's except for share and per share information)

1. In the first quarter of 1997, the Company accounted for both its Technical Services and Real Estate Segments as discontinued operations.

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

The following is a summary of revenue by discontinued
segment:
                             Three Months Ended             Six Months Ended
                        July 3, 1998  July 4, 1997   July 3, 1998  July 4, 1997
                        ------------  ------------   ------------  ------------
 Revenues:
 Technical Services       $22,073        $18,382        $42,660       $36,093
 Real Estate                  -            2,180            -           4,330
                           ------         ------         ------        ------
                          $22,073        $20,562        $42,660       $40,423
                           ======         ======         ======        ======

2. During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), which specifies reporting requirements for comprehensive income. The Company has evaluated the impact of 130 and has determined that it is not material. The Company will also adopt the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), at the end of 1998 and expects to report three reportable business segments
- wireless, wireline and industrial.

3. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended January 2, 1998 for further information.

4. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding. No preferred stock was outstanding as of July 3, 1998.

During the fourth quarter of 1997, the Company adopted
Statement of Financial Accounting Standards No. 128 (SFAS
128), which requires companies to report both basic and dilutive earnings per share. Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the respective period-end stock price, would be issued. Dilutive shares outstanding for the second quarter of 1998 and 1997 were 6,252,972 and 6,335,961, respectively. Dilutive shares outstanding for the six month period ending July 3, 1998 and July 4, 1997 were 6,284,663 and 6,374,057, respectively.
Since these additional shares had an antidilutive impact on the Company's loss from continuing operations, the adoption of SFAS 128 had no impact to the Company's earnings per share calculation.

5. In the second quarter of 1998, the Company recorded $23,089 as a result of charges for restructuring and asset impairment ($18,190), inventory write-downs ($4,353), and other miscellaneous expenses ($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share for the second quarter. The restructuring and asset impairment charges of $18,190 include: (a) $2,401 relating to severance and other costs for approximately 140 manufacturing employees due to outsourcing the manufacturing process at XEL Communications, Inc. (XEL), as well as the consolidation of manufacturing of the Instrument Associates Division of GAI-Tronics into the Company's Reading, Pennsylvania headquarters and (b) an asset impairment charge of $15,789 relating to the write-down of the carrying value of goodwill related to XEL ($10,987 with no tax benefit) and the Instrument Associates Division of GAI-Tronics (pretax charge of $4,802). The Company also re-evaluated its product offerings and decided to discontinue certain low margin product lines. As a result, other expenses of the transition include inventory write-downs at the Company's SAFCO and XEL subsidiaries and Instrument Associates Division of $4,353, which are included in cost of goods sold, and miscellaneous expenses of $546, which are included in selling, general and administration.

The following table displays a rollforward of the liabilities for the restructuring charge from April 3, 1998 to July 3,
1998:
                         April 3,                              July 3,
                           1998                    Amounts      1998
  Type of Cost           Balance    Additions      Utilized    Balance
  --------------------   -------    ---------      --------    -------
  Employee separations  $    -        $1,075        $ (150)    $  925
  Facility closings          -         1,185            -       1,185
  Other                      -           141            -         141
                           -----       -----         ------     -----
  Total                 $    -        $2,401        $ (150)    $2,251
                           =====       =====         ======     =====

6. During 1997, several key employees were issued an aggregate of 80,000 shares of restricted stock in the Company. The value of this stock is recorded as deferred compensation in the stockholders' equity section of the consolidated condensed balance sheets, and will be expensed over the vesting period. The vesting period will not exceed 10 years and may be accelerated depending upon the achievement of certain objectives.

7. The components of inventories as of the balance sheet dates were as follows:
                               July 3, 1998       Jan. 2, 1998
                               ------------       ------------
Raw material and components       $8,293            $12,465
Work in process                    2,123              2,500
Finished goods                     5,470              5,163
                                  ------             ------
                                 $15,886            $20,128
                                  ======             ======

8. Other accrued liabilities includes an accrual relating primarily to workers' compensation of $1,835 and $2,128 at July 3, 1998 and January 2, 1998, respectively. Also included in other accrued liabilities at July 3, 1998 was an accrual for $2,251 that relates to employee separations, facility closings and other costs, as discussed in Note 5.

9. Effective January 3, 1998, the Company acquired all of the outstanding stock of Elemec Systems, Ltd. (Elemec) for $952, including acquisition costs. Elemec is part of the Company's industrial telecommunications business and was merged into GAI-Tronics Corporation's European operations.

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

10. On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource
Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for approximately $18,000, substantially all in cash. The Company expects to report a gain of less than $100 on the transaction. Proceeds of the sale were used to pay down outstanding bank debt.

On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center to Brandywine Reality Trust for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of $5,362 of income taxes, or $1.11 per share. Proceeds were used to reduce the Company's outstanding debt.

On June 24, 1997, the Company sold its SRA Technologies, Inc. subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $0.17 per share. Proceeds were used to reduce the Company's outstanding debt.

11. During the first quarter of 1997, the Company paid $1,000 to the former principals of Instrument Associates, Inc. pursuant to the 1993 purchase agreement.

The Company also paid former shareholders of SAFCO
Corporation $1,204 in the first quarter of 1997, as part of the 1996 asset purchase agreement.

12. Under the terms of a prior loan agreement which expired on August 7, 1998, the Company had a working capital line of credit of $18,000 and an acquisition line of $50,000. The agreement contained a number of financial and other covenants that, among other things, required maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with its debt covenants at July 3, 1998.

Under the terms of the new loan agreement, effective August
8, 1998, the Company has a working capital line of $15,000 and an acquisition line of $15,000. The agreement contains a number of financial and other covenants that, among other things, requires maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION.
(000's except for share and per share information)

Results of Operations

For the six months ended July 3, 1998, the Company lost $20,342 or $3.24 per share from continuing operations. Included in the results are expenses of $23,089 resulting from charges for restructuring and asset impairment ($18,190), inventory write-downs ($4,353), and other miscellaneous expenses ($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share for the second quarter.

The restructuring and asset impairment charges of $18,190 include $2,401 relating to severance and other costs of outsourcing the manufacturing process at XEL Communications, Inc. (XEL), as well as the consolidation of manufacturing of the Instrument Associates Division of GAI-Tronics into the Company's Reading, Pennsylvania headquarters. As disclosed in the first quarter 10-Q, the Company has been evaluating various strategic alternatives for XEL and, during the second quarter, decided to outsource its manufacturing so as to improve the focus of the business on sales, marketing, new product development and additional partnerships with leading telecommunications technology firms. Exiting the manufacturing side of the business during the third quarter of 1998 will allow the Company to decrease its investment in XEL by selling its building and capital equipment. No additional losses are expected to be incurred when this sale is undertaken. Additionally, it is expected that outsourcing could result in an improvement in XEL's gross margins for core products. To enhance the future profitability of the Instrument Associates division of GAI-Tronics, the manufacturing function located in Memphis, Tennessee will be combined in the first quarter of 1999 with GAI-Tronics' manufacturing facility in Reading, Pennsylvania. No additional loss is expected to be recorded when this combination occurs.

The restructuring and asset impairment charges of $18,190 also include an asset impairment charge of $15,789 relating to the write-down of the carrying value of goodwill related to XEL ($10,987 with no tax benefit) and the Instrument Associates Division of GAI-Tronics (pretax charge of $4,802). The charge results from the decreasing demand for and profitability of XEL's analog product line which has been its primary business since acquisition and Instrument Associates' decreasing sales and profit margins as orders from its key customers have declined. In re-evaluating XEL, it was determined that future expected cash flows would not support the related goodwill carrying value and that an impairment had occurred. During the quarter, the Company also re-evaluated the profitability prospects for Instrument Associates. While the Company remains committed to Instrument Associates' land mobile radio business, it was determined that projected cash flows did not fully support this subsidiary's carrying goodwill value and $4,802 of a total balance of $5,853 in goodwill was written off.

During the second quarter, the Company also re-evaluated its product offerings and decided to discontinue certain low margin product lines. As a result, other expenses of the Company's business transition include inventory write-downs at the Company's SAFCO and XEL subsidiaries and Instrument Associates Division of
$4,353, which are included in costs of goods sold, and miscellaneous expenses of $546, which are included in selling, general and administration.

For the six months ended July 4, 1997, the Company lost $8,729 or $1.38 per share from continuing operations. Included in the results, is a $6,150 or $.97 per share charge for purchased in-process research and development associated with the TEC Cellular Inc. (TEC) acquisition (Note 9). The purchased in-process research and development had not yet reached technological feasibility and had no alternative future use as of the date of acquisition.

Excluding the one time charges in 1998 and write-off of purchased in-process research and development in 1997, the Company lost $1,478 or $.24 per share from continuing operations for the first six months of 1998 compared to a loss of $2,579 or $.41 per share for the same period in 1997. The improvement was due to cost reductions realized by the wireline group which was marginally profitable from operations, the DAC acquisition in the second quarter of 1997 (Note 9) and reduced interest expense.

For the quarter, the Company lost $18,672 or $2.99 per share from continuing operations for 1998 compared to a loss of $8,115 or $1.28 per share for 1997. Excluding the charges and write-off of purchased in-process research and development, the Company had income of $192 or $.03 per share from continuing operations in 1998 compared to a loss of $1,965 or $.31 per share for 1997. The improvement was due to higher sales at the wireless group, and improved sales and cost reductions realized by the wireline group.

Sales increased 17% and 21% for the six and three month periods in 1998, respectively, compared to the same periods in 1997. The increase in sales was primarily due to the acquisitions in the second quarter of 1997, the Elemec acquisition in the first quarter of 1998 (Note 9), and the wireline group's returning to a more normal sales level compared to the sharp decline experienced in the second quarter of 1997.

The following is a breakdown of sales by telecommunications group:

                  Year to Date        Second Quarter
                 1998     1997        1998     1997
                 ----     ----        ----     ----
Industrial     $34,080  $28,115     $17,406  $14,799
Wireline        13,512   14,802       6,799    5,298
Wireless        10,155    6,460       5,567    4,463
                ------   ------      ------   ------
  Total        $57,747  $49,377     $29,772  $24,560
                ======   ======      ======   ======

The sales by telecommunications group have been restated in connection with the Company's adoption of the Statement of Financial Accounting Standards No. 131, "Disclosures about
Segments of an Enterprise and Related Information" (SFAS 131).
The Company will adopt SFAS 131 at the end of 1998 and expects to report three reportable business segments - wireless, wireline and industrial.

The higher industrial sales in both the six and three month periods of 1998 were due primarily due to the DAC and Elemec acquisitions.

The quarterly increase in the wireline group resulted from new partnership revenue and core product sales returning to a more normal level compared to the sharp decline experienced in the second quarter of 1997. For the six month period ended July 3, 1998, the wireline sales declined by 9% compared to the comparable period in 1997, due to a reduction in customer demand for analog channel units, offset in part by new partnership revenue and the decision at the end of the first quarter of 1997 to exit the contract manufacturing business.

For the quarter, wireless sales increased 25% due to the strength of its test and measurement products. For the year to date, the wireless group's sales increased 57%, due to sales of its test and measurement products and the TEC acquisition in the second quarter of 1997.

Excluding the one time charges, the gross profit percentage was 40% and 42% for the six and three month periods in 1998, respectively, compared to 37% for the same periods in 1997. The wireless group has a higher gross profit percentage than the industrial and wireline groups. Therefore, as a result of higher sales by the wireless group and the wireless acquisition in the second quarter of 1997, the Company's gross profit percentage increased for the six months ended
July 3, 1998. For the quarter, higher margins within the wireline group reflect increased sales and cost reductions, while the industrial group's margins increased from more favorable product mix.

The Company anticipates improvements in results of operations in the second half of the year, led by new product releases and increased engineering revenue within the wireless group.

Selling, General and Administration

Selling, general and administration increased 25% and 15% in the first half and second quarter of 1998 compared to the same periods in 1997. The increase in selling, general and administration stems primarily from acquisitions and $546 relating to the one time charge.

As a percentage of sales, selling, general and administration was 35% and 33% in the first half and second quarter of 1998 compared to 33% and 35%, respectively, in the same periods in 1997. The unfavorable relationship for the six months ended July 3, 1998, stems primarily from the one time charge of $546, and the increase in the percentage of business coming from the wireless group. The wireless group has a higher percentage of selling, general and administration to sales compared to the industrial and wireline groups. The favorable relationship in the second quarter stems primarily from improvements in the wireline and wireless groups, offset in part by the $546 relating to the one time charge. The wireline unit increased sales while cost reduction initiatives reduced its selling, general and administration expense. The wireless group increased sales without a corresponding increase in expenses.

Research and Development, Goodwill Amortization and Interest
Expense

For the quarter, research and development decreased 10% primarily due to reductions at the wireline group. Year to date, research and development was flat due to the reductions at the wireline group, offset by the second quarter 1997 acquisitions and the Elemec acquisition.

For the quarter, goodwill amortization decreased 27% due to the asset impairment and related write-off of XEL's and Instrument Associates' goodwill, offset in part by the Elemec acquisition. Year to date, goodwill amortization was flat due to the write-off of all of XEL's and a portion of Instrument Associates' goodwill, offset by the 2nd quarter 1997 acquisitions and the Elemec acquisition.

Interest expense declined 26% and 31% in the first half and second quarter of 1998 compared to the same periods of 1997, due to the proceeds from the sales of discontinued operations, offset in part by payments for the acquisitions.

Provision for taxes on income

Excluding the aforementioned charges, the effective tax rate was 38% in the first half and second quarter of 1998 compared to 37% in the same periods of 1997.

Income from discontinued operations

In June 1996, the Company announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the technical services and real estate segments. The decision was reached because of the Company's desire to focus its business only on telecommunications equipment.

In accord with this decision, during the first quarter of 1997, the Company accounted for its technical services and real estate segments as discontinued operations.

On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for approximately $18,000, substantially all in cash. The Company expects to report a gain of $100 on the transaction. Proceeds of the sale were used to pay down outstanding bank debt.

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

Liquidity and Capital Resources

Working capital decreased $8,125 in 1998. The decline in working capital was due to the creation of short term reserves associated with the one time charges, stock repurchases, and the purchase of Elemec. Amounts generated from operations, available cash and cash equivalents and lines of credit should provide adequate working capital through 1998. In addition, the Company announced on January 28, 1998, the elimination of the $0.10 per share quarterly dividend after the March 10, 1998 payment. Elimination of the dividend will provide additional funds to satisfy working capital requirements. The
Company does not expect to make any contingent payments to former
XEL and SAFCO Corporation shareholders during 1998.

Lines of credit agented by First Union National Bank, are available through June 30, 1999 to fund both short-term cash needs as well as future acquisitions. As of July 3, 1998, the Company had working capital lines of credit available of $23,000, reduced by outstanding borrowings of $15,251 and issued letters of credit aggregating $931. The Company was in compliance with its debt covenants at July 3, 1998.

Under the terms of the new loan agreement, effective August 8, 1998, the Company has a working capital line of $15,000 and an acquisition line of $15,000. The agreement contains a number of financial and other covenants that, among other things, requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

The Company estimates that its total capital expenditures in 1998, excluding acquisitions, will be approximately $5,500. No restrictions on cash transfers between the Company and its subsidiaries exist.

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

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: projections regarding 1998 subsequent revenues, transaction gains, product diversity, decreased investment, operating profitability, expected orders from contracts, market position, expected new technology partnerships, the effect of general economic conditions in the United States and Asia, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; and with respect to the Telecommunications business, the uncertain effect of the Telecommunications Act of 1996, technology change, and risks of product development and commercialization difficulties. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange
Commission. Words used in this report such as "positioned", "yields", "should generate", "appears", "viewed", "could potentially", "would position", "expected", and "should allow" indicate the presence of forward looking statements.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 29, 1998, the shareholders elected three directors, approved changes to the Long Term Incentive Plan, approved changes to the Directors' Stock Option
Plan, approved changes to the Direct Stock Purchase Plan, and approved the retention of the current independent auditors.

The results of the voting were as allows:

For Director                               Granted     Withheld

John W. Boyer, Jr.                         526,415      16,760
Dennis E. Foster                           530,532      12,643
Donald E. Lyons                            526,415      16,760

                                                                        BROKER
Other proposals                        FOR       AGAINST    ABSTAIN    NON-VOTES

Approval of an increase in the
   number of shares available
   under the Long Term
   Incentive Plan                     512,046      30,651       478            -

Approval of an increase in the
   number of shares available
   under the Directors'
   Stock Option Plan                  509,538      32,680       957            -

Approval of an increase in the
   number of shares available
   under the Direct Stock
   Purchase Plan                      529,126      13,089       960            -

Ratification of appointment
   of Arthur Andersen LLP
   as independent auditors            529,126      13,089       960            -

Item 5.  Exhibits and Reports on Form 8-K
 (a) Exhibits
  None.

 (b) Reports on Form 8-K
  None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
      Salient 3 Communications, Inc.

     /s/Paul H. Snyder
     Paul H. Snyder
     Senior Vice President and
     Chief Financial Officer

Date:  August 14, 1998