Form 10-Q/A
period 1998-07-03
SALIENT 3 COMMUNICATIONS INC
filed 1998-08-19
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q/A
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 1998
                        OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

Under the terms of the new loan agreement, effective August
8, 1998, the Company has a working capital line of $12,000 and an acquisition line of $12,000. The agreement contains a number of financial and other covenants that, among other things, requires maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

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

Under the terms of the new loan agreement, effective August 8, 1998, the Company has a working capital line of $12,000 and an acquisition line of $12,000. The agreement contains a number of financial and other covenants that, among other things, requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization.

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

Date:  August 19, 1998