Form 10-Q
period 1998-10-02
SALIENT 3 COMMUNICATIONS INC
filed 1998-11-13
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 1998
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-12588
___________________________

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
                                             Yes  X         No

                                            Class A       Class B
                                            -------       -------
Number of shares of each class of
common stock outstanding as of
October 2, 1998 (including 111,250
shares of restricted stock and
excluding 2,861,321 Class A
treasury shares):                         5,668,834       455,145

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

Item I.

 Consolidated Condensed Balance Sheets at
  October 2, 1998 and January 2, 1998 (unaudited)

 Consolidated Condensed Statements of Operations for the three and nine month periods ended October 2, 1998 and October 3, 1997 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the nine month periods ended October 2, 1998 and October 3, 1997 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 October 2, 1998 and January 2, 1998
 (Unaudited)
 (000's)
                                              October 2,        January 2,
                                                 1998              1998
                                              ----------        ----------
 ASSETS

 Current assets:
 Cash and cash equivalents                     $     951         $   2,979
 Accounts receivable, net of allowance
    for doubtful accounts of $1,655 and
    $1,680, respectively                          23,049            23,798
 Inventories                                      15,866            20,128
 Deferred income taxes                             6,000             3,805
 Other current assets                              6,473             4,013
 Net assets held for sale                             -             16,195
                                                 -------           -------
 Total current assets                             52,339            70,918
                                                 -------           -------

 Property, plant and equipment, at cost           47,793            44,121
 Less accumulated depreciation and
   amortization                                   23,723            20,334
                                                 -------           -------
                                                  24,070            23,787
                                                 -------           -------
 Deferred income taxes                             8,840             7,010
 Other assets                                      3,250             1,000
 Goodwill                                         28,859            44,782
                                                 -------           -------
 Total Assets                                  $ 117,358         $ 147,497
                                                 =======           =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                 $   2,344         $   8,557
 Accounts payable                                  6,750             7,587
 Salaries and wages                                1,285             1,437
 Income taxes, currently payable                   1,055             3,384
 Estimated liability for contract losses           1,456             1,470
 Other accrued liabilities                        10,652             8,332
                                                 -------           -------
 Total current liabilities                        23,542            30,767
                                                 -------           -------

 Long-term debt                                   10,953            11,245
 Other long-term liabilities                       4,395             4,948
 Self-insured retention                            2,677             2,677

Stockholders' equity:
 Common stock                                      8,985             8,985
 Capital in excess of par value                   37,743            37,835
 Warrants outstanding                              1,665             1,665
 Retained earnings                                70,501            89,929
 Foreign currency translation adjustment             204                52
 Deferred compensation-restricted stock           (1,219)           (1,368)
 Treasury stock                                  (42,088)          (39,238)
                                                 -------           -------
                                                  75,791            97,860
                                                 -------           -------
 Total Liabilities and Stockholders' Equity    $ 117,358         $ 147,497
                                                 =======           =======

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share information)

                                      Nine Months Ended              Three Months Ended
                                  --------------------------    --------------------------
                                  Oct. 2, 1998  Oct. 3, 1997    Oct. 2, 1998  Oct. 3, 1997
                                  ------------  ------------    ------------  ------------
 Telecommunications sales            $86,227      $77,296          $28,480       $27,919
 Cost of goods sold                   55,152       48,402           16,195        17,395
                                      ------       ------           ------        ------
 Gross profit                         31,075       28,894           12,285        10,524
                                      ------       ------           ------        ------
 Selling, general and
  administration                      29,015       25,372            8,952         9,260
 Purchased in-process
  research and development               -          6,150              -             -
 Goodwill impairment and
  restructuring charge                18,190          -                -             -
 Research and development              6,642        6,841            2,192         2,384
 Goodwill amortization                 1,144        1,266              339           457
                                      ------       ------           ------        ------
 Operating profit (loss)             (23,916)     (10,735)             802        (1,577)
                                      ------       ------           ------        ------
 Interest income                         169           73               95            40
 Interest expense                      1,069        1,526              240           403
                                      ------       ------           ------        ------
 Pre-tax income (loss)
  from continuing operations         (24,816)     (12,188)             657        (1,940)
                                      ------       ------           ------        ------
 Provision (benefit) for taxes
  on income (loss)                    (4,880)      (2,218)             251          (699)
                                      ------       ------           ------        ------
 Net income (loss)
  from continuing operations         (19,936)      (9,970)             406        (1,241)
                                      ------       ------           ------        ------
 Income (loss) from discontinued
  operations:

  Technical Services Segment
  (less applicable provision
  (benefit) for taxes of
  $643 and $698 for the nine month
  periods ended and $(90) and $200
  for the three month periods
  ended, respectively)                 1,050        1,214             (147)          354

  Real Estate Segment
  (less applicable income taxes of
  $0 and $450 for the nine month
  periods ended and $0 and $69
  for the three month periods
  ended, respectively)                   -            781               -            122

  Gain on disposals of subsidiaries
  (less applicable income taxes
  of $0 and $5,945 for the nine
  month periods ended
  and $0 and $5,362 for the
  three month periods ended,
  respectively)                          100        8,080              100         7,000
                                      ------       ------           ------        ------
 Net income (loss) from
  discontinued operations              1,150       10,075              (47)        7,476
                                      ------       ------           ------        ------

 Total net income (loss)            $(18,786)     $   105          $   359       $ 6,235
                                      ======       ======           ======        ======
 Per share of common stock (Basic and diluted):

  Net income (loss)
  from continuing operations        $  (3.21)     $ (1.58)         $  0.07       $ (0.20)

  Net income (loss) from
  discontinued operations:

  Technical Services Segment        $   0.17      $  0.20          $ (0.03)      $  0.05

  Real Estate Segment               $    -        $  0.12          $   -         $  0.03

  Disposal of subsidiaries          $   0.02      $  1.28          $  0.02       $  1.11

Total earnings (loss) per share     $  (3.02)     $  0.02          $  0.06       $  0.99

Cash dividend per share             $   0.10      $  0.30          $   -         $  0.10

Basic weighted average shares
     outstanding                   6,217,698    6,305,755        6,087,845     6,292,933

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)
 (000's)
                                                          Nine Months Ended
                                                      --------------------------
                                                       October 2,     October 3,
                                                          1998           1997
                                                       ----------     ----------
 Cash flows from operating activities:

 Net income (loss)                                    $(18,786)     $     105
 Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
     Gain on sale of subsidiary                           (100)       (14,025)
     Depreciation and amortization                       4,921          5,547
     Purchased in-process research and
       and development write-off                           -            6,150
     Goodwill write-off                                 15,789            -
     Reserve provisions                                    317            277
     Benefit from deferred income taxes                 (4,440)        (1,650)
     Restrictive stock expense                             107            (26)
     Changes in current assets and current liabilities
     net of effects from acquisitions and dispositions:
      Accounts receivable and unbilled revenue            (481)         3,989
      Inventories                                        4,416         (2,456)
      Other current assets                                (292)        (1,068)
      Accounts payable and salaries and wages           (1,487)        (2,690)
      Other accrued liabilities                          1,700         (3,987)
      Income taxes, currently payable                   (2,184)         5,023
                                                        ------         ------
      Net cash used for operating activities              (520)        (4,811)
                                                        ------         ------

 Cash flows from investing activities:

 Payments for acquisitions                              (1,274)       (19,302)
 Payments for property, plant and equipment             (4,010)        (5,577)
 Proceeds from sale of subsidiary                       14,232         45,013
                                                        ------         ------
      Net cash used for investing activities             8,948         20,134
                                                        ------         ------

 Cash flows from financing activities:

 Proceeds from issuance of debt                            -           19,900
 Payment of debt                                          (299)       (35,231)
 Borrowings (repayments) under note payable             (6,213)         2,458
 Issuance of treasury stock in connection
   with stock option, award and purchase
   plans                                                   205            102
 Payments to acquire treasury stock                     (3,104)          (441)
 Cash dividends paid                                      (644)        (1,915)
 Other, net                                               (401)           530
                                                        ------         ------
  Net cash used for financing activities               (10,456)       (14,597)
                                                        ------         ------

 Net increase (decrease) in cash and cash equivalents   (2,028)           726

 Cash and cash equivalents at beginning of period        2,979          1,482
                                                        ------         ------
 Cash and cash equivalents at end of period            $   951        $ 2,208
                                                       =======         ======
 Supplemental cash flow disclosures:

 Interest paid                                         $ 1,084        $ 2,145
                                                        ======         ======
 Income taxes paid, net of refunds received            $ 1,992        $ 1,603
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

The following is a summary of revenue by discontinued segment:
                          Three Months Ended          Nine Months Ended
                     Oct. 2, 1998   Oct. 3, 1997   Oct. 2, 1998   Oct. 3, 1997
                     ------------   ------------   ------------   ------------
 Revenues:
  Technical Services    $ 5,591        $15,191        $48,251        $51,284
  Real Estate               -              696            -            5,026
                         ------         ------         ------         ------
                        $ 5,591        $15,887        $48,251        $56,310
                         ======         ======         ======         ======

2. During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, which specifies reporting requirements for comprehensive income. The Company has evaluated the impact of SFAS 130 and has determined that it is not material. The Company will also adopt the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", at the end of 1998 and expects to report three reportable business segments
- wireless, access products and industrial.

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

4. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding excluding 111,250 shares of restricted stock. No preferred stock was outstanding as of October 2, 1998.

During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), which requires companies to report both basic and dilutive earnings per share. Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the respective period-end stock price, would be issued. Dilutive shares outstanding for the third quarter of 1998 and 1997 were 6,089,997 and 6,332,588, respectively. Dilutive shares outstanding for the nine month period ending October 2, 1998 and October 3, 1997 were 6,223,542 and 6,356,775, respectively. These additional shares had no impact to the Company's earnings per share calculation.

5. In the second quarter of 1998, the Company recorded $23,089 in charges for restructuring and asset impairment
($18,190), inventory write-downs ($4,353), and other miscellaneous expenses ($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share for the second quarter. The restructuring and asset impairment charges of $18,190 include: (a) $2,401 relating to severance and other costs for approximately 140 manufacturing employees due to outsourcing the manufacturing process at XEL Communications, Inc. (XEL), as well as the consolidation of manufacturing of the Instrument Associates Division of GAI-Tronics into the Company's Reading, Pennsylvania headquarters and (b) an asset impairment charge of $15,789 relating to the write-down of the carrying value of goodwill related to XEL ($10,987 with no tax benefit) and the Instrument Associates Division of GAI-Tronics (pretax charge of $4,802). The Company also re-evaluated its product offerings and decided to discontinue certain low margin product lines. As a result, other expenses of the transition include inventory write-downs at the Company's SAFCO and XEL subsidiaries and Instrument Associates Division of $4,353, which are included in cost of goods sold, and miscellaneous expenses of $546, which are included in selling, general and administration.

The following table displays a rollforward of the liabilities for the restructuring charge from April 3, 1998 to October 2,
1998:
                          April 3,                                   Oct. 2,
                            1998                    Amounts            1998
  Type of Cost            Balance     Additions     Utilized         Balance
  --------------------------------------------------------------------------
  Employee separations    $  -         $1,075        ($441)          $  634
  Facility closings          -          1,185           -             1,185
  Other                      -            141           -               141
  --------------------------------------------------------------------------
  Total                   $  -         $2,401        ($441)          $1,960
                          ======       ======        ======          ======

6. The components of inventories as of the balance sheet dates were as follows:
                                 Oct. 2, 1998    Jan. 2, 1998
                                 ------------    ------------
Raw material and components         $ 8,930        $12,465
Work in process                       2,408          2,500
Finished goods                        4,528          5,163
                                     ------         ------
                                    $15,866        $20,128
                                     ======         ======

7. Other accrued liabilities included an accrual for workers' compensation of $1,525 and $1,913 at October 2, 1998 and January 2, 1998, respectively. Also included in other accrued liabilities at October 2, 1998 was an accrual for $1,100 that relates to employee separations, facility closings and other costs, as discussed in Note 5.

8. Effective January 3, 1998, the Company acquired all of the outstanding stock of Elemec Systems, Ltd. (Elemec) for $952, including acquisition costs. Elemec is part of the Company's industrial telecommunications business and was merged into GAI-Tronics Corporation's European operations.

On April 21, 1997, the Company acquired all of the outstanding capital stock of TEC CELLULAR, Inc. (TEC) for $14,139, including acquisition costs, plus seven year warrants exercisable to purchase 100,000 shares of the Company stock at $18 per share. In conjunction with the acquisition, the Company recorded a $6,150 after-tax charge for purchased in-process research and development. TEC is part of the Company's wireless telecommunication business and is a division of SAFCO Technologies, Inc.

On April 30, 1997, the Company acquired all of the outstanding stock of DAC Ltd. (DAC) for $5,351, including acquisition costs. DAC is part of the Company's industrial telecommunication business and was merged into GAI-Tronics
Corporation's European operations.

9. On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $18,000, substantially all in cash and subject to final closing adjustments. The sale price also included a $2,750 note that was recorded in other assets. The sale resulted in a gain of $100. Proceeds of the sale were used to pay down outstanding bank debt.

On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center, to Brandywine Reality Trust for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of $5,362 of income taxes, or $1.11 per share. Proceeds were used to reduce the Company's outstanding debt.

On June 24, 1997, the Company sold its SRA Technologies, Inc. subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $0.17 per share. Proceeds were used to reduce the Company's outstanding debt.

10. Under the terms of the loan agreement, effective August 1998, the Company has a working capital line of $12,000 and an acquisition line of $12,000. The agreement contains a number of financial and other covenants that, among other things, requires maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The agreement also contains a provision that limits the working capital line to a defined borrowing base consisting of eligible receivables and inventory amounts.

Lines of credit are available through June 30, 1999 to fund both short-term cash needs as well as future acquisitions. As of October 2, 1998, the Company had an available working line of credit of $10,489, reduced by outstanding borrowings of $2,344, and issued letters of credit aggregating $2,000. The Company was in compliance with its debt covenants at October 2, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION.
(000's except for share and per share information)

Results of Operations

For the quarter, the Company had income of $406 or $.07 per share from continuing operations for 1998 compared to a loss of $1,241 or $.20 per share for 1997. The improvement was due to higher sales and improved gross margin at the wireless group, and cost reductions and improved gross margin by the access product group, offset in part by lower sales by the industrial group.

For the nine months ended October 2, 1998, the Company lost $19,936 or $3.21 per share from continuing operations. Included in the results were expenses of $23,089 resulting from charges for restructuring and asset impairment ($18,190), inventory write-downs ($4,353), and other miscellaneous expenses ($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share during the second quarter.

The restructuring and asset impairment charges of $18,190 included $2,401 relating to severance and other costs of outsourcing the manufacturing process at XEL Communications, Inc. (XEL), as well as the consolidation of manufacturing of the Instrument Associates Division of GAI-Tronics Corporation into the Company's Reading, Pennsylvania headquarters. These charges also included an asset impairment charge of $15,789 relating to the write-down of the carrying value of goodwill related to XEL ($10,987 with no tax benefit) and the Instrument Associates Division of GAI-Tronics (pretax charge of $4,802).

The Company also re-evaluated its product offerings and decided to discontinue certain low margin product lines. As a result, other expenses of the Company's business transition included inventory write-downs at the Company's SAFCO Technologies, Inc. and XEL subsidiaries and Instrument Associates Division of $4,353, which were included in costs of goods sold, and miscellaneous expenses of $546, which were included in selling, general and administration.

For the nine months ended October 3, 1997, the Company lost $9,970 or $1.58 per share from continuing operations. Included in the results, was a $6,150 or $.97 per share charge for purchased in-process research and development associated with the TEC Cellular Inc. (TEC) acquisition (Note 8). The purchased in-process research and development had not yet reached technological feasibility and had no alternative future use as of the date of acquisition.

Excluding the one time charges in 1998 and write-off of purchased in-process research and development in 1997, the Company lost $1,072 or $.17 per share from continuing operations for the first nine months of 1998 compared to a loss of $3,820 or $.61 per share for the same period in 1997. The improvement was due to higher sales and improved gross margin for the wireless group, cost reductions and improved gross margin by the access product group, higher sales by the industrial group and reduced corporate interest expense.

Sales increased 12% and 2% for the nine and three month periods in 1998, respectively, compared to the same periods in 1997. The increase in sales in the nine month period was primarily due to strong sales from the wireless segment, the acquisitions in the second quarter of 1997, and the Elemec acquisition in the first quarter of 1998 (Note 8). The increase in sales for the quarter was primarily due to strong sales from the wireless group, offset in part by lower sales by the access products and industrial groups.

The following is a breakdown of sales by telecommunications group:

                       Year to Date       Third Quarter
                       1998     1997      1998     1997
                       ----     ----      ----     ----
Industrial          $49,110  $44,318   $15,030  $16,202
Access product       18,690   20,723     5,178    5,921
Wireless             18,427   12,255     8,272    5,796
                     ------   ------    ------   ------
  Total             $86,227  $77,296   $28,480  $27,919
                     ======   ======    ======   ======

The sales by telecommunications group have been restated in connection with the Company's adoption of the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will adopt SFAS 131 at the end of 1998 and expects to report three reportable business segments - wireless, access products and industrial.

The higher industrial sales in the nine month period ended October 2, 1998 were due primarily to the DAC and Elemec acquisitions.
The decline in sales for the three month period was due to a decrease in sales at the Reading location of GAI-Tronics.

For the nine and three month periods ended October 2, 1998, the access product sales declined by 13% and 10% compared to the comparable periods in 1997, due to a reduction in customer demand for analog channel units, offset in part by new partnership revenue. The decision at the end of the first quarter of 1997 to exit the contract manufacturing business was a contributing factor to the sales decline for the nine month period.

For the quarter, the wireless group's sales increased 43% due to the strength in sales of its test and measurement products. Year to date, the wireless group's sales increased 50%, due to sales of its test and measurement products and the TEC acquisition in the second quarter of 1997.

Excluding the one time charges, the consolidated gross profit percentage was 41% and 43% for the nine and three month periods in 1998, respectively, compared to 37% and 38% for the same periods in 1997. The wireless group has a higher gross profit percentage than the industrial and access product groups. Therefore, as a result of a higher percentage of sales by the wireless group, the Company's gross profit percentage increased for the nine months ended October 2, 1998. For the quarter, higher sales from the wireless group, coupled with significant cost reductions from the access product group resulted in improved gross margins.

Selling, General and Administration

Selling, general and administration increased 14% for the nine month period ended October 2, 1998, and decreased 3% in the third quarter of 1998 compared to the same period in 1997. The increase in selling, general and administration for the nine month period resulted primarily from acquisitions and $546 relating to the one time charge recorded in the second quarter of 1998. The decrease in selling, general and administration for the third quarter resulted from reduced costs at the holding company and cost reductions by the access product group.

As a percentage of sales, selling, general and administration was 34% and 31% for the first nine months and the third quarter of 1998 compared to 33% in the same periods in 1997. The unfavorable relationship for the nine months ended October 2, 1998, resulted primarily from the one time charge of $546, and the increase in the percentage of business coming from the wireless group. The wireless group has a higher percentage of selling, general and administration to sales compared to the industrial and access product groups. The favorable relationship in the third quarter stemmed primarily from reduced costs at the holding company, cost reductions in the access product group and increased revenues by the wireless groups.

Research and Development, Goodwill Amortization and Interest
Expense

Year to date, research and development decreased 3% due to reductions at the access product group, partially offset by the 2nd quarter 1997 acquisitions and the Elemec acquisition. For the quarter, research and development decreased 8% primarily due to reductions at the access product group.

Year to date, goodwill amortization decreased 10% due to the write-off of all of XEL's and a portion of Instrument Associates' goodwill, offset partially by the second quarter 1997 acquisitions and the Elemec acquisition. For the quarter, goodwill amortization decreased 26% due to the asset impairment and related write-off of XEL's and Instrument Associates' goodwill, offset in part by the Elemec acquisition.

Interest expense declined 30% and 40% for the first nine months and third quarter of 1998 compared to the same periods of 1997, due to the proceeds from the sales of discontinued operations, offset in part by payments for the acquisitions.

Provision for taxes on income

Excluding the aforementioned charges, the effective tax rate was 38% for the first nine months and the third quarter of 1998 compared to 37% and 36%, respectively, in the same periods of 1997. The higher tax rate was due to lower than expected research and development credits in 1998.

Income from discontinued operations

In June 1996, the Company announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the technical services and real estate segments. The decision was reached because of the Company's desire to focus its business only on telecommunications.

In accord with this decision, during the first quarter of 1997, the Company accounted for its technical services and real estate segments as discontinued operations.

On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $18,000, substantially all in cash. The Company reported a gain of $100 on the transaction. Proceeds of the sale were used to pay down outstanding debt.

On July 31, 1997, the Company sold its real estate complex, Green Hills Corporate Center (GHCC), to Brandywine Realty Trust, for $40,000, substantially all in cash. The sale resulted in a $7,000 gain, net of income taxes of $5,362, or $1.11 per share. On June 24, 1997, the Company sold its SRA Technologies, Inc. (SRA) subsidiary to Dames & Moore, Inc. for $8,800 in cash. The sale of SRA resulted in a $1,080 gain, net of income taxes of $583, or $0.17 per share. The Company reduced its debt levels with the sales proceeds.

Liquidity and Capital Resources

Working capital decreased $11,354 in 1998. The decline in working capital was due to the creation of short term reserves associated with the one time charges, stock repurchases, and the purchase of Elemec. Amounts generated from operations, available cash and cash equivalents and an existing line of credit should provide adequate working capital. In addition, the Company previously announced elimination of the $0.10 per share quarterly dividend after the March 10, 1998 payment. Elimination of the dividend provides additional funds to satisfy working capital requirements. The Company does not expect to make any contingent payments to former XEL and SAFCO Corporation shareholders during 1998.

Under the terms of the loan agreement, the Company has a maximum working capital line of $12,000 and an acquisition line of $12,000 with First Union National Bank. The agreement contains a number of financial and other covenants that, among other things, requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The agreement also contains a provision that limits the working capital line to a defined borrowing base consisting of eligible receivables and inventory amounts.

Lines of credit are available through June 30, 1999 to fund both short-term cash needs as well as future acquisitions. As of October 2, 1998, the Company had an available working capital line of credit of $10,489, reduced by outstanding borrowings of $2,344, and issued letters of credit aggregating $2,000. The Company was in compliance with its debt covenants at October 2, 1998.

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

The currency problems with certain Asian countries have had a negative impact to their economies. The Company currently sells to customers located in some of these countries and expects that there could be some impact from the currency problems on the volume or timing of the products sold in those countries.

The Company recognizes the issues associated with the year 2000 problem and need to ensure that its operations will not be adversely impacted by year 2000 software failures. Comprehensive reviews of all systems and applications, including key suppliers and vendors, are being conducted, implementation plans to resolve any issues are being formulated and certain corrective actions have been commenced. The Company expects its year 2000 compliance programs to be completed by the end of 1999. The total cost of achieving year 2000 compliance is not deemed to be material. All modification costs are expensed as incurred.

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: projections regarding 1998 subsequent revenues, capital requirements, transaction gains, product diversity, decreased investment, operating profitability, expected orders from contracts, market position, expected new technology partnerships, the effect of general economic conditions in the United States, Asia and Latin America, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; and with respect to the Telecommunications business, technology change, and risks of product development and commercialization difficulties.
Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words such as "estimates", "positioned", "yields", "should generate", "appears", "viewed", "could potentially", "would position", "expected", "does not expect" and "should allow" indicate the presence of forward looking statements.

Part II.  Other Information

Item 5.  Exhibits and Reports on Form 8-K
 (a) Exhibits
  None.

 (b) Reports on Form 8-K
  (1) The registrant filed Form 8-K on July 24, 1998 for the sale of Resource Consultants, including Pro
      Forma Unaudited Consolidated Condensed Financial
      Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
      Salient 3 Communications, Inc.

     /s/Paul H. Snyder
     Paul H. Snyder
     Senior Vice President and
     Chief Financial Officer

Date:  November 13, 1998