Form 10-K
period 1999-01-01
SALIENT 3 COMMUNICATIONS INC
filed 1999-03-19
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
__________
FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended   January 1, 1999
 OR

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

The aggregate market value of the registrant's Class B (voting) Common Stock held by non-affiliates computed by reference to the NASDAQ
National Market System closing sale price for the registrant's Class A (non-voting) Common Stock at January 29, 1999, was $4,444.

                                            Class A        Class B
                                           ---------      --------
Number of shares of each class
of common stock outstanding as
of January 29, 1999 (including
156,250 shares of restricted stock
and excluding 2,862,441 treasury shares):   5,614,995      507,864

PART I
ITEM 1. BUSINESS.

 Salient 3 Communications, Inc. (the "registrant") is a leading telecommunications equipment and services company with subsidiaries that support public, private, and wireless network operators. The registrant changed its name effective April 30, 1997 to distinguish its focus on telecommunications equipment and services. Previously, the registrant had operated in the technical services and real estate businesses as well as telecommunications equipment.

 The registrant was organized as a holding company in 1984. Prior to forming the holding company, the registrant was an operating company and owner of several subsidiaries. The Company was originally organized in 1942 under its prior name, Gilbert Associates, Inc. The holding company structure separates the administrative and financing activities of the registrant from the activities of its operating subsidiaries.

CORPORATE DEVELOPMENTS (amounts in 000's except per share information)

 In June, 1996 the registrant announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the Technical Services and Real Estate Segments.
The decision was reached because of the registrant's desire to focus its business on telecommunications and services. In accord with this decision, during the first quarter of 1997, the registrant accounted for its Technical Services and Real Estate Segments as discontinued operations. During 1997, the registrant began to divest of the businesses within these segments and completed the dispositions on July 24, 1998, when the registrant sold its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $19,317. The sale resulted in a $100 gain, or $.02 per share.

 The registrant manufactures and provides telecommunications equipment and services to the industrial, access products and wireless communication markets. The registrant's primary subsidiaries consist of GAI-Tronics Corporation (GTC) - Industrial Segment , XEL Communications, Inc. (XEL) - Access Products Segment, and SAFCO Technologies, Inc. (SAFCO) - Wireless Segment.

INDUSTRIAL SEGMENT

 GTC, based in Reading, Pennsylvania, is principally engaged in the development, assembly and marketing of communication systems for industrial operations. In serving such customers, GTC provides custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres. GTC also designs emergency notification systems. The Instrument Associates, Inc. (IA) division manufactures and designs land mobile communications systems. DAC Ltd. (DAC), a wholly owned subsidiary acquired April 30, 1997, is based in Burton Upon Trent, England, and is a designer, manufacturer and marketer of ruggedized communications systems for the mining, energy and transportation industries in the United Kingdom, Europe, Australia and South Africa.

 Effective January 3, 1998, the registrant acquired all of the outstanding stock of Elemec Systems, Ltd. (Elemec) for $952, including acquisition costs. Elemec was merged with DAC to form GTC's European operations, which was renamed GAI-Tronics Limited.

 The following table sets forth sales for the past three fiscal years from the Industrial Segment.

             1998      1997      1996
            ------    ------    ------
           $64,033   $59,809   $53,003

 The approximate percentage of sales derived from the principal markets served during 1998 and the approximate percentage of the Industrial Segment's backlog as of January 1, 1999 represented by contracts with clients in such markets, were as follows:

                                     Percentage of     Percentage of Backlog
 Market for Products                  1998 Sales        as of January 1, 1999
 -------------------                 -------------     ----------------------
 U.S. Private Industry                  57%                      42%
 Foreign Governments and
   Businesses                           37                       53
 U.S. Federal, State and Local
   Governments and Agencies              6                        5

 GTC manufactures few of the basic components employed in its equipment; instead, it primarily designs and assembles its products and systems using standard or special components manufactured by others. Several sources of supply exist for such components so that the companies are not dependent upon any single supplier.

 GTC maintains a substantial inventory of components to satisfy its backlog of orders. The communications systems business requires keeping a significant amount of inventory on hand because many of the orders are highly customized for specialized uses. Also, some customers served require products within a very short time frame. Therefore, maintaining an adequate level of inventory is required to satisfy its customers.

 GTC owns various patents and trademarks. However, such patents and trademarks are of less significance to its operations than are experience and reputation. Although GTC had sales to many customers in 1998 and 1997, Motorola accounted for 13% of total sales in both years. No other customer accounted for 10% or more of such sales in 1998 and 1997.

 A substantial part of the Industrial Segment's business is obtained from customers to whom it has made previous sales. In 1998 and 1997, sales made to customers who had made purchases within the last four years accounted for approximately 94% and 78%, respectively, of total sales. There is no assurance that sales to such customers will account for a similar percentage of total sales in the future. Many of the sales are made as a result of proposals submitted in response to competitive bidding invitations.

 As of January 1, 1999 and January 2, 1998, GTC had backlog from which it had anticipated estimated future sales of approximately $11,730 and $11,398, respectively. It is estimated that substantially all of the goods reflected in the backlog at January 1, 1999 will be shipped in 1999. Also, the vast majority of sales generated in 1999 will be from orders received during the year.

 GTC competes with a number of other organizations in all of its product areas. Some of these competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. The substantial industry competitors of GTC are believed to be Industroniks, Fitre, Motorola, Federal Signal and ATI. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

 GTC is continually modifying its products and attempting to further expand its product lines. GTC spent $2,480, $2,237, and $2,000 during 1998, 1997 and 1996, respectively, on company-sponsored product development. Several professional employees within the company routinely engage in company-sponsored product development and improvement on a full-time basis.

 It is critical that GTC continues to enhance functionality of existing products, to develop new products that address technology changes and to introduce these products in a timely fashion.

 On January 1, 1999, the Industrial Segment had a total of 485 employees, of which 246 employees were professional and technical personnel. In comparison, the Industrial Segment had a total of 518 employees on January 2, 1998, of which 287 were professional and technical personnel.

ACCESS PRODUCTS SEGMENT

 XEL, based in Aurora, Colorado, designs and sells transmissions products to the access products market. XEL's products are used by their customers in the telecommunications network to provide customer access for voice and data services. Telephone companies' demand for products that provide greater transmission speed have increased as a result of Internet access and business needs. The majority of XEL's core products do not include technology to provide for such high speed transmission. As a result, XEL's sales declined 9% during 1998. XEL is continuing the process of entering into new technology partnerships to broaden its product offerings. The new products are expected to replace declining analog product sales. XEL is currently developing its own new product for the access market, to be released in the third quarter of 1999.

 The following table sets forth sales for the past three fiscal years from the Access Products Segment.

      1998      1997       1996
     ------    ------     ------
    $25,160   $27,568    $35,543


 The approximate percentage of sales derived from the principal markets served during 1998 and the approximate percentage of the Access
Products Segment's backlog as of January 1, 1999 represented by contracts with clients in such markets, were as follows:

                               Percentage of            Percentage of Backlog
 Market for Products            1998 Sales              as of January 1, 1999
 -------------------           -------------            ---------------------
 U.S. Private Industry             97%                           100%
 Foreign Governments and
   Businesses                       3                              -
 U.S. Federal, State and Local
   Governments and Agencies         -                              -

 During 1998, XEL outsourced its manufacturing to U.S. Assemblies New
England, Inc. in Taunton, MA. Prior to that time XEL manufactured few of the basic components employed in its equipment; instead, it primarily designed products and systems using standard or special components manufactured by others. Several sources of supply exist for such components so that XEL and U.S. Assemblies are not dependent upon any single supplier.

 Although XEL has outsourced the manufacturing of its products, it maintains a substantial inventory of finished products to satisfy its backlog of orders. Over the past year, XEL has significantly reduced its inventory investment. However, the access products business requires keeping a certain amount of inventory on hand because many customers require products within a very short time frame. Therefore, maintaining an adequate level of inventory is required to satisfy XEL's customers.

 Although XEL had sales to many customers in 1998, GTE, US West and Ameritech accounted for 58%, 16% and 11%, respectively, of total sales. During 1997, GTE, Pacific Bell and US West accounted for 50%, 12% and 11%, respectively, of total sales. No other customer accounted for 10% or more of such sales in 1998 and 1997.

 Historically most of XEL's business has been obtained from customers to whom it has made previous sales. In 1998 and 1997, sales made to customers who had made purchases within the last four years accounted for approximately 100% of total sales. There is no assurance that sales to such customers will account for a similar percentage of total sales in the future. As the Company expands its partnership relationships and develops its own products, it expects to expand its customer base beyond the customers it has sold to over the past four years.

 As of January 1, 1999 and January 2, 1998, XEL had backlog from which it had anticipated estimated future sales of approximately $3,953 and $5,644, respectively. It is estimated that substantially all of the goods reflected in the backlog at January 1, 1999 will be shipped in 1999. Also, the vast majority of sales generated in 1999 will be from orders received during the year.

 XEL competes in an industry subject to rapid technological changes. Some of its competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. Direct competitors of XEL in one or more of its markets include Adtran, Conklin, Pulsecom, Teltrend, and Westell. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

 XEL is continually modifying its products and attempting to further expand its product lines. XEL spent $477, $1,781, and $2,481 during 1998, 1997 and 1996, respectively, on company-sponsored product development. Several professional employees within the company routinely engage in company-sponsored product development and improvement on a full-time basis.

 On January 1, 1999, the Access Products Segment had a total of 60 employees, of which 53 employees were professional and technical personnel. In comparison, the Access Products Segment had a total of 172 employees on January 2, 1998, of which 80 were professional and technical personnel. The decrease in employees was due primarily to the outsourcing of manufacturing at XEL during 1998.

WIRELESS SEGMENT

 SAFCO, based in Chicago, Illinois, provides products and services which focus on measurement analysis and predictive tools used by the wireless communication industry. Historically, a significant portion of SAFCO's sales and operating profits have been earned in the fourth quarter. The seasonality may or may not continue due to a number of factors, including: the timing of new product introductions by SAFCO or its competitors, market acceptance of SAFCO's products, the size of customers' capital budgets and other competitive factors. These factors cause the wireless business to be inherently unpredictable and sales and profits may fluctuate significantly from quarter to quarter. TEC Cellular, Inc. (TEC), purchased in the second quarter of 1997, provides radio frequency engineering consulting services and software applications to the wireless industry. TEC is based in Melbourne, Florida and was merged into SAFCO during 1998.

 The following table sets forth sales for the past three fiscal years from the Wireless Segment.

           1998         1997         1996
          ------       ------       ------
         $30,089      $23,092       $7,913


 The approximate percentage of sales derived from the principal markets served during 1998 and the approximate percentage of the Wireless Segment's backlog as of January 1, 1999 represented by contracts with clients in such markets, were as follows:

                                   Percentage of       Percentage of Backlog
 Market for Products                1998 Sales         as of January 1, 1999
 -------------------               -------------       ---------------------
 U.S. Private Industry                 39%                       62%
 Foreign Governments and
   Businesses                          61                        38
 U.S. Federal, State and Local
   Governments and Agencies             -                         -

 SAFCO manufactures few of the basic components employed in its equipment; instead, it primarily designs and assembles its products and systems using standard or special components manufactured by others. Several sources of supply exist for such components so that the company is not dependent upon any single supplier.

 SAFCO attempts to maintain a minimal level of inventory of components to satisfy its backlog of orders. However, the wireless business requires keeping a certain amount of inventory on hand because many of the orders are highly customized. Also, some customers served require products within a very short time frame. Therefore, maintaining an adequate level of inventory is required to satisfy SAFCO's customers.

 SAFCO owns various patents and trademarks. However, such patents and trademarks are of less significance to the company's operations than are experience and reputation.

 Although SAFCO had sales to many customers in 1998, NEC - Brazil accounted for 12% of total sales. During 1997, China International and Motorola accounted for 12% and 10%, respectively, of total sales. No other customer accounted for 10% or more of such sales in 1998 and 1997.

 A part of SAFCO's business is obtained from customers to whom it has made previous sales. In 1998 and 1997, sales made to customers who had made purchases within the last four years accounted for approximately 29% and 51%, respectively, of total sales. There is no assurance that sales to such customers will account for a similar percentage of total sales in the future. Many of the sales are made as a result of proposals submitted in response to competitive bidding invitations.

 As of January 1, 1999 and January 2, 1998, SAFCO had backlog from which it had anticipated estimated future sales of approximately $3,778 and $5,574, respectively. It is estimated that substantially all of the goods reflected in the backlog at January 1, 1999 will be shipped in 1999. Also, the vast majority of sales generated in 1999 will be from orders received during the year.

 SAFCO competes in an industry subject to rapid technological changes. Some of its competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. SAFCO competes with LCC, Rohde and Schwarz, Mobile System International and Comarco. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

 SAFCO is continually modifying its products and attempting to further expand its product lines. SAFCO spent $2,421, $1,516, and $61 during 1998, 1997 and 1996, respectively, on company-sponsored product development. Several professional employees within these companies routinely engage in company-sponsored product development and improvement on a full-time basis.

 It is critical that SAFCO continues to enhance functionality of existing products, to develop new products that address technology changes and to introduce these products in a timely fashion. In the development of new or expanded product offerings, specifically within the wireless business, SAFCO's access to the technical design of air interface devices is essential to the development of wireless communication products. During 1997, certain product delays within the Wireless Segment had a negative impact on the SAFCO's results of operations.

 On January 1, 1999, the Wireless Segment had a total of 196 employees, of which 169 employees were professional and technical personnel. In comparison, the Wireless Segment had a total of 191 employees on January 2, 1998, of which 159 were professional and technical personnel.

MISCELLANEOUS

 The registrant expects no material effect on the capital expenditures, earnings and competitive position of the registrant and its subsidiaries from its or their compliance with federal, state or local laws or regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.

 A portion of the revenue of the companies is derived from customers or projects located outside the United States. All foreign revenues were from sales to customers unaffiliated with the companies. A summary of foreign revenue is stated in Note 14 to the consolidated financial statements contained in Part II, Item 8 of this report. The countries providing the largest portion of foreign revenues in 1998 were the United Kingdom and Japan.

ITEM 2. PROPERTIES.

 The physical properties owned and leased consist primarily of office and manufacturing space and furniture and equipment.

 GTC's manufacturing and office facilities are located near Reading, Pennsylvania, and in Memphis, Tennessee. The facility near Reading, Pennsylvania, which is used to design and assemble communications systems, is owned by GTC and consists of approximately 103,000 square feet and is located on a 17 acre tract of land owned by GTC. The facility located in Memphis, Tennessee, which is used to design and assemble land mobile radio communications devices is leased by GTC and consists of approximately 50,000 square feet with the lease expiring in 2000.

 GAI-Tronics Limited, located in Burton Upon Trent, United Kingdom, leases a manufacturing and office facility of approximately 44,000 square feet. The lease expires in April 2000.

 XEL owns its office and manufacturing facility located in Aurora, Colorado. The entire facility is approximately 112,000 square feet.
All of XEL's telecommunication transmission product manufacturing was performed there and XEL's executive and administrative functions are located there. Due to the outsourcing of XEL's manufacturing operations in 1998, this facility will be sold and XEL will find other suitable space for its executive and administrative functions.

 SAFCO leases approximately 20,000 square feet of office and manufacturing space in Chicago, Illinois which expires in 2006. SAFCO also leases approximately 20,000 square feet of office space in Melbourne, Florida which expires in 2008.

 With the exception of the XEL facility, which is available for sale, the registrant and its subsidiaries believe that their existing facilities are suitable and adequate for their present purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 1998.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.

 The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the registrant are as follows:

 Name                      Position and Previous Experience                 Age

Timothy S. Cobb    Mr. Cobb has been Chairman of the Board of Directors      57
                   since July 1995.  He was Chief Executive Officer
                   since March 1994 and President and
                   Chief Operating Officer since October 1993.
                   Mr. Cobb served as President of Gilbert/
                   Commonwealth, Inc. (former subsidiary of
                   registrant) from January 1991 to September
                   1993.  He served as President of GTC
                   (subsidiary of registrant) from October 1988
                   to December 1990.  Upon joining
                   the registrant, Mr. Cobb had 21 years
                   experience in the telecommunications industry,
                   culminating with his being President of the
                   major systems subsidiary of Ameritech in Chicago,
                   Illinois.
Paul H. Snyder     Mr. Snyder has been Senior Vice President and             51
                   Chief Financial Officer since February 1997 and Vice
                   President and Chief Financial Officer from August 1995
                   to January 1997.  From August 1994 to July 1995,
                   Mr. Snyder was Vice President and Chief Financial Officer
                   of The Dreyfus Corporation, a subsidiary of
                   Mellon Bank Corporation.  From 1988 through 1994, he was
                   Senior Vice President and Chief Financial Officer of
                   Mellon PSFS, Mellon Bank Corporation's affiliate
                   in Philadelphia, Pennsylvania.
Thomas F. Hafer    Mr. Hafer has been Senior Vice President since February   50
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

      1998            1997                                   Dividends
  High     Low     High      Low                            1998     1997
 -----    ----    -----     ----                            ----     ----
$12.00  $11.00   $19.00   $14.00      First Quarter         $.10     $.10
 11.25    9.00    16.88    11.50      Second Quarter          --      .10
 10.00    7.75    15.63    12.25      Third Quarter           --      .10
 10.38    6.25    13.75    11.25      Fourth Quarter          --      .10

 On January 28, 1998, the registrant eliminated the $.10 per share
quarterly dividend after the March 10, 1998, payment.   The decision was based
on a review of the registrant's growth projections and the need to fund both working capital and fixed asset requirements over the next few years.

 At January 1, 1999, the approximate number of shareholders of Class A and Class B common stock was 3,100 and 300, respectively

ITEM 6.  SELECTED FINANCIAL DATA.

Financial Review
Salient 3 Communications, Inc. and Subsidiaries

Five Year Summary / Selected Financial Data
(000's except for share and per share information and number of employees)

Summary of Operations:                            1998            1997          1996         1995          1994
                                                  ----            ----          ----         ----          ----
Telecommunications Sales                    $  119,282      $  110,469     $  96,459    $  51,848     $  46,045

Net Loss from Continuing Operations            (17,459) (1)     (7,845) (2)   (7,928) (3)  (1,995) (4)     (628)

Per Share of Common Stock (Basic):

Net Loss from
  Continuing Operations                          (2.83) (1)      (1.24) (2)    (1.26) (3)   (0.30) (4)    (0.09)

Dividends to Stockholders                         0.10            0.40          0.60         0.80          0.80

Basic Weighted Average
  Shares Outstanding                         6,158,587       6,305,384     6,299,127    6,592,174     7,002,834


Summary of Financial Position:

Total Assets                                $  118,455      $  147,497    $  155,747   $  135,589    $  121,289

Long-Term Debt                                  10,616          11,245        26,549        1,436           -

Stockholders' Equity                            77,989          97,860        97,620      102,481        99,514

Stockholders' Equity Per Share                   12.74           15.20         15.37        16.30         14.30

Number of Employees                                760             905           788          686           426


(1)  Amount includes $18,684, or $2.99 per share, of non-recurring adjustments (See Note
9 to the Consolidated Financial Statements appearing elsewhere herein).

(2)  Amount includes $6,150, or $0.97 per share, of charges from the write-off of purchased in-process research and development associated with the TEC Cellular, Inc.
acquisition (See Note 2 to the Consolidated Financial Statements appearing elsewhere herein).

(3)  Amount includes $10,300, or $1.63 per share, of charges from the write-off of purchased in-process research and development associated with the SAFCO acquisition
(See Note 2 to the Consolidated Financial Statements appearing elsewhere herein).

(4)  Amount includes $2,500, or $0.40 per share, of charges from the write-off of purchased in-process research and development associated with the XEL Corporation acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION.

(000's except for share and per share information)

In June, 1996, the Company announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the Technical Services and Real
Estate Segments. The decision was reached because of the Company's desire to focus its business on telecommunications equipment and services. In accord with this decision, during the first quarter of 1997, the Company accounted for its Technical Services and Real Estate Segments as discontinued operations. During 1997, the Company began the divestiture of the businesses within these segments and completed the dispositions during 1998.

In order to emphasize the new direction of its business, the Company changed its name in April, 1997 to Salient 3
Communications, Inc.

Results of Operations

1998 vs. 1997

The Company reported a net loss from continuing operations of $17,459, or $2.83 per share for 1998, compared with a net loss of $7,845 or $1.24 per share for 1997. Excluding adjustments, income from continuing operations was $1,225 or $0.20 per share for 1998, compared with a net loss of $1,695 or $0.27 per share for 1997. The improvement was due primarily to higher sales and improved gross margin for the Wireless Segment, cost reductions and improved gross margin by the Access Products Segment, higher sales by the Industrial Segment and reduced corporate interest expense.

Included in the results for 1998 were expenses of $23,089 resulting from charges for restructuring and asset impairment ($18,190), inventory write-downs ($4,353), and other miscellaneous expenses ($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share during the second quarter. Also included in the results was pre-tax income of $267 resulting from reversal of the majority of a reserve for the retention layer on certain insurance coverages ($2,167), offset in part by a charge for retirement expenses associated with a former officer ($1,200) and provisions to strengthen certain other operating reserves ($700). This resulted in income of $180, net of $87 income tax expense, or $.03 per share during the fourth quarter.

The restructuring and asset impairment charges of $18,190 included $2,401 relating to severance and other costs of outsourcing the manufacturing process at XEL Communications, Inc. (XEL), as well as the consolidation of manufacturing of the Instrument Associates Division of GAI-Tronics Corporation into its Reading, Pennsylvania headquarters operations. These charges also included an asset impairment charge of $15,789 relating to the write-down of the carrying value of goodwill related to XEL ($10,987 with no tax benefit) and the Instrument Associates Division of GAI-Tronics (pretax charge of $4,802).

The Company also re-evaluated its product offerings and decided to discontinue certain low margin product lines. As a result, other expenses of the Company's business transition included inventory write-downs at the Company's SAFCO Technologies, Inc. and XEL subsidiaries and Instrument Associates Division of $4,353, which were included in cost of goods sold, and miscellaneous expenses of $546, which were included in selling, general and administration.

The reversal of the insurance reserve was triggered by the Company's transition to a different structure in its insurance coverages, reflecting both its streamlined telecommunications businesses and a favorable climate in the commercial insurance markets. The net pre-tax impact of these adjustments was a reduction of selling, general and administration expenses of $267.

Included in the results for 1997 was a $6,150 or $.97 per share charge for purchased in-process research and development associated with the TEC Cellular Inc. (TEC) acquisition (See Note 2 to the Consolidated Financial Statements appearing elsewhere herein). The purchased in-process research and development had not yet reached technological feasibility and had no alternative future use as of the date of acquisition.

Sales increased 8% for the year from $110,469 in 1997 to $119,282 in 1998. The increase in sales was primarily due to strong sales from the Wireless Segment, the acquisitions in the second quarter of 1997, and the Elemec acquisition in the first quarter of 1998 (See Note 2 to the Consolidated Financial Statements), offset in part by lower sales by the Access Products Segment.

The following is a breakdown of sales by segment:


                      1998             1997               1996
                     ------           ------             ------
Access Products     $25,160          $27,568            $35,543
Industrial           64,033           59,809             53,003
Wireless             30,089           23,092              7,913
                    -------          -------             ------
  Total            $119,282         $110,469            $96,459
                    =======          =======             ======

The sales by segment have been restated in connection with the Company's adoption of the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Sales for the land mobile operations division of $8,196 and $10,747 for 1997 and 1996, were reclassified from the Wireless Segment to the Industrial Segment.

Access Products sales declined by 9% in 1998 compared to 1997, due to a reduction in customer demand for analog channel units, offset in part by new partnership revenue. The decision at the end of the first quarter of 1997 to exit the contract manufacturing business was also a contributing factor to the sales decline. Industrial sales increased 7% in 1998 compared to 1997, primarily because of the Elemec acquisition and the second quarter 1997 acquisition of DAC Ltd., offset in part by lower sales by the Reading, Pennsylvania location. Wireless sales grew 30% year-over-year due to the release of SAFCO Technologies' Voice Print(TM) product, strong sales in Latin America and the TEC acquisition in April 1997.

Including the adjustments, the gross profit percentage decreased from 40% in 1997 to 39% in 1998. Excluding the aforementioned adjustments, the gross profit percentage increased from 40% in 1997 to 43% in 1998. The Wireless Segment has a higher gross profit percentage than the Industrial and Access Products Segments. Therefore, as a result of a higher percentage of sales by the Wireless Segment and significant cost reductions in the Access Products Segment, the Company's gross profit percentage increased.

Selling, General and Administration

Selling, general and administration increased 12% in 1998 compared to 1997. The increase in selling, general and administration resulted primarily from acquisitions, offset in part by cost reductions by the Access Products Segment.

As a percentage of sales, selling, general and administration was 32% and 31% in 1998 and 1997, respectively. The change stems primarily from the increase in the percentage of business coming from the Wireless Segment. The Wireless Segment has a higher percentage of selling, general and administration to sales compared to the Industrial and Access Products Segments.

Research and Development, Goodwill Amortization and Interest Expense

Research and development decreased 3% due to reductions at the Access Products Segment, partially offset by the 1997 acquisitions and the Elemec acquisition.

Goodwill amortization decreased 14% due to the write-off of all of XEL's and a portion of Instrument Associates' goodwill, offset partially by the second quarter 1997 acquisitions and the Elemec acquisition.

Interest expense declined 26% due to the proceeds from the sale of discontinued operations, offset in part by payments for the acquisitions.

Provision for taxes on income

Excluding the aforementioned adjustments, the effective tax rate was 27% for 1998 and 38% for 1997. The change in the effective tax rate was due to the utilization of higher research and development tax credits.

1997 vs. 1996

The Company reported a net loss from continuing operations of $7,845, or $1.24 per share in 1997 compared to a loss of $7,928, or $1.26 per share for 1996. 1997 and 1996 include a charge of $6,150 or $.97 per share and $10,300 or $1.63 per share, respectively, associated with purchased in-process research and development (Note 2).

Excluding these adjustments, the net loss from continuing operations was $1,695 or $0.27 per share for 1997, compared with income of $2,372 or $0.38 per share for 1996. The loss from continuing operations resulted primarily from product delays within the Wireless Segment and reduced customer demand within the Access Products Segment. Furthermore, higher interest expense and goodwill amortization reduced results. Partially offsetting these factors was a decline in corporate overhead expenditures from 1996 to 1997.

Sales increased 15% for the year from $96,459 in 1996 to $110,469 in 1997.  The increase in sales was primarily due to the 1997 acquisitions and a full year of sales from the Company's 1996
SAFCO acquisition.

Access Products sales declined by 22% in 1997 compared to 1996, due to a reduction in customer demand for analog channel units. This was prompted by certain re-use programs now in place at some Access Products customers. Industrial sales increased 13% primarily from the second quarter 1997 acquisition of DAC Ltd. The Wireless sales grew 192% year-over-year due to the inclusion of TEC, acquired in April 1997, and the SAFCO acquisition, made by the Company in September 1996.

The gross profit percentage increased from 39% in 1996 to 40% in 1997. The increase in gross profit percentage is primarily due to higher margins realized from the acquired businesses - SAFCO and TEC. Higher SAFCO and TEC margins were partially offset by lower margins realized within the Access Products and Industrial Segments. Lower margins within the Access Products Segment reflect reduced sales and competitive pressures, while the Industrial Segment's margins suffered from start up costs associated with the introduction of new products.

Selling, General and Administration

Selling, general and administration increased 36% in 1997 compared to 1996, despite a $3,000 reduction in corporate overhead expenditures. The increase in selling, general and administration stems primarily from the 1997 acquisitions and the full year impact of SAFCO, which was acquired in September 1996. Lower corporate overhead resulted primarily from reduced payroll related and professional services expenditures.

As a percentage of sales, selling, general and administration was 31% and 26% in 1997 and 1996, respectively. The change stems primarily from the Wireless and Access Products
Segments. The Wireless Segment has a higher percentage of selling, general and administration to sales compared to the Industrial and Access Products Segments. Therefore, as a result of the Wireless acquisition, the percentage of selling, general, and administration to sales increased. In addition, product delays within the Wireless Segment and reduced sales without a corresponding decline in expense in the Access Products Segment contributed to the change.

Research and Development, Goodwill Amortization and Interest Expense

Research and development, goodwill amortization and interest expense increased 29%, 89% and 165%, respectively, in 1997 compared to 1996. The increases were primarily due to the acquisitions.

Provision for taxes on income

Excluding the purchased in-process research and development charge, the benefit for taxes on the loss was an effective rate of 38% for 1997. Excluding the purchased in-process research and development charge, the provision for taxes on income was an effective rate of 38% for 1996.

Income from discontinued operations

On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $19,317, substantially all in cash. The Company reported an after tax gain of $100, or $.02 per share on the transaction. Proceeds of the sale were used to pay down outstanding debt.

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

Liquidity and Capital Resources

Working capital decreased $8,273 in 1998. The decline in working capital was due to the creation of current accrued liabilities associated with the second quarter charge, stock repurchases, and the purchase of Elemec. Amounts generated from operations, available cash and cash equivalents and an existing line of credit should provide adequate working capital through 1999. In addition, the Company eliminated the $0.10 per share quarterly dividend after the March 10, 1998 payment. This action provides additional funds to satisfy working capital requirements. The Company does not expect to make any contingent payments to former SAFCO Corporation shareholders during 1999.

Under the terms of a loan agreement, the Company has a maximum working capital line of $12,000 and an acquisition line of $12,000 with First Union National Bank that expire on June 30, 1999. The Company expects to renew the lines on such date. The agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at January 1, 1999. The agreement also contains a provision that limits the working capital line to a defined borrowing base consisting of eligible receivables and inventory amounts. As of January 1, 1999, the availability under the working capital line of credit was $8,249, after reduction for outstanding borrowings of $1,828 and issued letters of credit aggregating $1,923.

The Company estimates that its total capital expenditures in 1999, excluding acquisitions, will be approximately $4,600. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

Continued improvement in the Company's operations is dependent upon successful product releases within the Wireless Segment. Continued lack of demand for the analog products within the Access Products Segment could depress results; however, the Company is continuing the process of entering into new technology partnerships which are expected to offset declining analog product sales. Additionally, the Company is currently developing its own new product for the access market, to be released in the third quarter of 1999.

The currency problems with certain Asian countries and in Brazil have had a negative impact to their economies. The Company currently sells to customers located in some of these countries and expects that there could be some impact from the currency problems on the volume or timing of products sold in those countries.

In the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company will adopt SFAS 133 during the first quarter of 2000. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The Company recognizes the issues associated with the Year 2000 problem. The Company relies on information technology ("IT") systems to support many key operations of its business. The Company believes that these systems must be made compliant to ensure no material business interruption. The program to identify and resolve Year 2000 issues encompasses the following phases: risk assessment, inventory of affected technology and critical third party suppliers, development of project plans and monitoring of projects, and contingency planning. Initial risk assessment and inventories of systems have been conducted and the Company has determined that most of its systems are Year 2000 compliant. The Company's assessments and inventories are considering both IT and non-IT systems and equipment.

Project plans have been developed to identify the remaining systems/equipment that need remediation, as well as actions, resources needed, and timeframes to perform the remediation. This entire process is a dynamic one. Compliance assessments are ongoing, modifications to individual project plans are made as needed, and the Company's overall remediation status is monitored on a regular basis.

In addition to its own Year 2000 compliance, the Company believes that its business could potentially be adversely impacted if its key suppliers and customers do not achieve timely and successful Year 2000 compliance with their systems/equipment. As such, the Company is in the process of contacting its key business partners to assess their Year 2000 readiness. The Company expects its Year 2000 compliance programs to be completed by the end of 1999. The total cost of achieving Year 2000 compliance is not expected to be material. All modification costs are being expensed as incurred.

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. The Company will continue to evaluate issues involving introduction of the Euro. Based on current information, the Company does not expect that the Euro conversion will have a material adverse effect on its business, results of operations, cash flow or financial condition.

This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: projections regarding 1999 revenues, capital requirements, product diversity, operating profitability, expected orders from contracts, market position, expected new technology partnerships, revenue from new products, the effect of general economic conditions in the United States, Asia and Latin America, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; and with respect to the Telecommunications business, technology change, and risks of product development and commercialization difficulties. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words such as "estimates", "positioned", "yields", "should generate", "appears", "viewed", "could", "would position", "expected", "does not expect" and "should allow" indicate the presence of forward looking statements.

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

 The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, as stated in their report below. They have been elected to perform this function by the stockholders of the Company. Management has made available to Arthur Andersen LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings.

       T. S. Cobb
       Chairman, President
       and Chief Executive Officer

       P. H. Snyder
       Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Stockholders and Board of Directors, Salient 3 Communications, Inc.:

 We have audited the accompanying consolidated balance sheets of Salient 3 Communications, Inc. and Subsidiaries as of January 1, 1999 and January 2, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salient 3 Communications, Inc. and Subsidiaries as of January 1, 1999 and January 2, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1999, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Philadelphia, Pennsylvania
January 25, 1999

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years 1998, 1997, and 1996
(000's except for share and per share information)


                                      1998         1997        1996
                                   -------      -------      ------
Telecommunications sales          $119,282     $110,469     $96,459
Cost of goods sold                  72,612       66,639      59,202
                                   -------      -------      ------
Gross profit                        46,670       43,830      37,257

Selling, general and
 administration                     38,275       34,061      25,099
Purchased in-process
 research and development              -          6,150      16,800
Goodwill impairment and
 restructuring charge               18,190          -           -
Research and development             8,820        9,098       7,038
Goodwill amortization                1,485        1,726         915
                                   -------     --------      ------
Operating loss                     (20,100)      (7,205)    (12,595)
                                   -------     --------      ------
Interest income                        301          135         298
Interest expense                     1,336        1,805         681
                                   -------     --------      ------
Pre-tax loss from
 continuing operations             (21,135)      (8,875)    (12,978)
                                   -------     --------      ------
Benefit for taxes on loss           (3,676)      (1,030)     (5,050)
                                   -------     --------      ------
Net loss from continuing
 operations                        (17,459)      (7,845)     (7,928)
                                   -------     --------      ------
Income from discontinued
operations:

 Technical Services Segment
  (less applicable income
  taxes of $643, $939, and $2,197)   1,050        1,628       3,555

 Real Estate Segment
  (less applicable income
  taxes of $0, $450, and $928)          -           781       1,499

 Gains on disposals of subsidiaries
  (less applicable income taxes of
  $0, $5,945, and $510)                100        8,080         990
                                     -----       ------      ------
 Net income from
  discontinued operations            1,150       10,489       6,044
                                     -----       ------       -----
Net income (loss)                 $(16,309)     $ 2,644     $(1,884)
                                    ======        =====       =====

Per share of common stock
 (Basic and diluted):

Net loss from continuing
 operations                         $(2.83)      $(1.24)     $(1.26)

Net income from
 discontinued operations:

  Technical Services Segment          0.17         0.26        0.56

  Real Estate Segment                   -          0.12        0.24

  Disposals of subsidiaries           0.02         1.28        0.16
                                      ----         ----        ----
Net income (loss) per share         $(2.65)      $ 0.42      $(0.30)
                                      ====         ====        ====

Basic weighted average
 shares outstanding              6,158,587    6,305,384   6,299,127

NOTE:  The income (loss) per share is computed independently for each item.
 Therefore the total net income (loss) per share may not equal the sum of individual items.




The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the years 1998, 1997, and 1996
(000's)
                                                       1998          1997          1996
                                                     ---------    ----------    ---------
Cash flows from operating activities:
Net income (loss)                                    $(16,309)     $  2,644     $ (1,884)
 Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
  Gain on sale of subsidiaries                           (100)      (14,025)         -
  Disposition of United Energy Services
   Corporation                                            -             -         (1,500)
  Depreciation and amortization                         6,535         7,105        5,770
  Purchased research & development write-off               -          6,150       16,800
  Goodwill write-off                                   15,789           -            -
  Reserve provisions                                    4,318           808          222
  Benefit from deferred income taxes                   (2,050)         (849)      (3,880)
  Changes in current assets and current
   liabilities, net of effects from
   acquisitions and dispositions:
    Accounts receivable and unbilled revenue           (4,257)       (1,697)         828
    Inventories                                            15        (2,963)      (2,794)
    Other current assets                               (1,055)         (271)         605
    Accounts payable and salaries and wages            (1,639)          581         (101)
    Other accrued liabilities                           3,684        (3,757)      (3,827)
    Income taxes, currently payable                    (2,773)         (266)       1,435
    Estimated liability for contract losses              (385)          (56)        (232)
 Other, net                                               143            (8)         106
                                                        -----        -------      ------
 Net cash provided by (used for) operating activities   1,916        (6,604)      11,548
                                                        -----        -------      ------
Cash flows from investing activities:
 Payments for acquisitions, net of cash
  acquired                                               (952)      (19,302)     (22,162)
 Proceeds from sale of subsidiaries                    15,505        45,013          -
 Payments for property, plant and equipment            (5,631)       (8,142)      (7,766)
 Proceeds from sale of property, plant
  and equipment                                           -             -          1,102
                                                       ------        ------       ------
 Net cash provided by (used for) investing activities   8,922        17,569      (28,826)
                                                       ------        ------       ------

Cash flows from financing activities:
 Payments of long-term debt                              (635)      (35,338)      (1,689)
 Borrowings (repayments) under note payable            (6,729)        8,557          -
 Proceeds from issuance of debt                           -          19,900       14,800
 Issuance of treasury stock in connection
  with stock purchase plan                                546           161          341
 Payments to acquire treasury stock                    (3,655)         (547)        (857)
 Cash dividends paid                                     (642)       (2,553)      (3,785)
 Other, net                                              (120)          352       (1,169)
                                                       ------        ------       ------
 Net cash provided by (used for) financing activities (11,235)       (9,468)       7,641
                                                       ======        ======       ======
Net increase (decrease) in cash and
 cash equivalents                                        (397)        1,497       (9,637)
Cash and cash equivalents at beginning
 of year                                                2,979         1,482       11,119
                                                       ------        ------       ------
Cash and cash equivalents at end of year             $  2,582      $  2,979     $  1,482
                                                       ======        ======       ======


Supplemental cash flow disclosures:

 Interest paid                                       $  1,318      $  2,405     $    586
                                                       ======        ======       ======
 Income taxes paid, net of refunds received          $  2,086      $  7,420     $  1,030
                                                       ======        ======       ======


The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets January 1, 1999 and January 2, 1998
(000's except for share information)

                                               January 1,            January 2,
                                                  1999                  1998
                                               ----------            ----------
ASSETS

Current assets:
 Cash and cash equivalents                      $   2,582             $   2,979
 Accounts receivable, net of allowance
  for doubtful accounts of $1,711 in 1998 and
  $1,680 in 1997                                   27,342                23,798
 Inventories                                       15,070                20,128
 Deferred income taxes                              5,510                 3,805
 Other current assets                               5,864                 4,013
 Net assets held for sale                             -                  16,195
                                                   ------                ------
Total current assets                               56,368                70,918
                                                   ------                ------
 Property, plant and equipment, at cost:
  Land                                              3,172                 3,172
  Buildings                                         9,773                 9,800
  Furniture and equipment                          34,299                31,149
                                                   ------                ------
                                                   47,244                44,121
  Less accumulated depreciation and
   amortization                                    23,947                20,334
                                                   ------                ------
                                                   23,297                23,787
                                                   ------                ------
 Deferred income taxes                              6,940                 7,010
 Other assets                                       3,350                 1,000
 Goodwill                                          28,500                44,782
                                                  -------               -------
Total Assets                                    $ 118,455             $ 147,497
                                                  =======               =======



The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 1, 1999 and January 2, 1998
(000's except for share information)

                                               January 1,             January 2,
                                                  1999                   1998
                                               ----------             ----------
LIABILITIES

Current liabilities:
 Notes payable                                   $  1,828              $  8,557
 Accounts payable                                   7,200                 7,587
 Salaries and wages                                   987                 1,437
 Income taxes, currently payable                      466                 3,384
 Estimated liability for contract losses            1,756                 1,470
 Other accrued liabilities                         12,253                 8,332
                                                   ------                ------
Total current liabilities                          24,490                30,767
                                                   ------                ------
 Long-term debt                                    10,616                11,245
 Other long-term liabilities                        4,850                 4,948
 Self-insured retention                               510                 2,677

 Commitments and contingencies                        -                     -

STOCKHOLDERS' EQUITY

 Preferred stock, nonvoting, par value
  $1 per share, 1,000,000 shares
  authorized, 0 shares outstanding                    -                     -
 Class A common stock, nonvoting, par
  value $1 per share
  Issued:  1998, 8,477,365 shares;
  1997, 8,404,288 shares                            8,477                 8,404
 Class B common stock, voting, par value
  $1 per share
  Issued and outstanding:
  1998, 507,935 shares;
  1997, 581,012 shares                                508                   581
 Capital in excess of par value                    37,394                37,835
 Warrants outstanding                               1,665                 1,665
 Retained earnings                                 72,978                89,929
 Foreign currency translation adjustment               99                    52
 Deferred compensation-restricted stock            (1,610)               (1,368)
 Class A common stock held in treasury,
  at cost:
   1998, 2,862,370 shares;
   1997, 2,547,390 shares                         (41,522)              (39,238)
                                                  -------               -------
                                                   77,989                97,860
                                                  -------               -------
Total Liabilities and Stockholders' Equity       $118,455              $147,497
                                                  =======               =======

The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1998, 1997 and 1996
(000's except for share information)
                                                 Common Stock
                                  -------------------------------------------
                                       Class A                   Class B
                                  -------------------       -----------------
                                   Shares      Amount       Shares     Amount
                                  ---------    -------      -------    ------
 Balances at December 29, 1995    8,532,528   $  8,532      452,772   $   453
 Conversion from Class A to
   Class B, net                     (15,716)       (15)      15,716        15
                                  ---------      -----      -------      ----
 Balances at January 3, 1997      8,516,812   $  8,517      468,488   $   468
 Conversion from Class A to
   Class B, net                    (112,524)      (113)     112,524       113
                                  ---------     ------      -------      ----
 Balances at January 2, 1998      8,404,288   $  8,404      581,012   $   581
 Conversion from Class B to
   Class A, net                      73,077         73      (73,077)      (73)
                                  ---------     ------      -------      ----
 Balances at January 1, 1999      8,477,365   $  8,477      507,935    $  508
                                  =========     ======      =======      ====

The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1998, 1997 and 1996
(000's except for share information)
                                                                            Foreign      Deferred               Class A
                                      Capital in                            Currency     Compensation-       Treasury Stock
                                      Excess of    Warrants     Retained    Translation  Restricted      -----------------------
                                      Par Value    Outstanding  Earnings    Adjustment      Stock        Shares           Amount
                                      ---------    -----------  --------    ----------   ----------      ---------      --------
 Balances at December 29, 1995        $ 38,492      $    -       $ 95,507   $   -        $   -           2,696,476      $(40,503)
 Net loss                                                          (1,884)
 Cash dividends paid, $.60 per
   share                                                           (3,785)
 Issuance of restricted stock              (86)                                            (431)           (34,500)          517
 Restricted stock amortization                                                              144
 Issuance of warrants                                   1,180
 Purchase of treasury stock                                                                                 69,418          (857)
 Issuance of treasury stock in
   connection with stock
   purchase plan                          (315)                                                            (98,257)          656
                                      ---------        ------      -------  ---------    ------          ----------     --------
 Balances at January 3, 1997            38,091          1,180      89,838       -          (287)         2,633,137       (40,187)
 Net income                                                         2,644
 Cash dividends paid, $.40 per
   share                                                           (2,553)
 Translation adjustment                                                          52
 Issuance of restricted stock             (116)                                          (1,079)           (80,000)        1,195
 Restricted stock amortization                                                               (2)
 Issuance of warrants                                     485
 Purchase of treasury stock                                                                                 41,120          (547)
 Issuance of treasury stock in
   connection with stock
   purchase plan                          (140)                                                            (46,867)          301
                                      ---------        ------      ------   -------       ------         ----------     --------
 Balances at January 2, 1998            37,835          1,665      89,929        52      (1,368)         2,547,390       (39,238)
 Net loss                                                         (16,309)
 Cash dividends paid, $.10 per
   share                                                             (642)
 Translation adjustment                                                          47
 Issuance of restricted stock             (212)                                            (427)           (45,000)          639
 Restricted stock amortization                                                              142
 Restricted stock forfeitures                6                                               43              3,250           (49)
 Purchase of treasury stock                                                                                393,230        (3,655)
 Issuance of treasury stock in
   connection with stock
   purchase plan                          (235)                                                            (36,500)          781
                                       --------       -------      ------   -------      ------          ----------     --------
 Balances at January 1, 1999          $ 37,394       $  1,665    $ 72,978   $    99     $(1,610)         2,862,370      $(41,522)
                                       ========       =======      ======   =======      ======          ==========     ========

The accompanying notes are an integral part of the consolidated financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(000's except for share and per share information)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION: The Company is a leading telecommunications equipment and services company with subsidiaries that operate in the industrial, access products, and wireless markets. The
Industrial Segment develops, assembles, and markets communications systems for industrial operations.
The Access Products Segment designs and markets voice and data transmission system products. The
Wireless Segment's products and services focus on the measurement analysis and predictive tools used by the wireless communication industry.

FISCAL YEAR: The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The
1998 and 1997 fiscal years included 52 weeks each and ended on January 1, 1999, and January 2, 1998, respectively. The 1996 fiscal year included 53 weeks and ended on January 3, 1997.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

RECOGNITION OF REVENUE: The Company recognizes revenue upon shipment of goods and accrues costs associated with the training and installation for its products upon shipment. The Company recognizes revenue on contracts entered into for radio frequency engineering as the work is performed.
Costs and expenses are charged to operations as incurred. Losses, estimated to be sustained upon completion of contracts, are charged to income in the year such estimates are determinable. Software licensing revenue is recognized proportionally over the contract term. At January 1, 1999 and January
2, 1998, the Company deferred $1,429 and $561, respectively, of software licensing revenue.

INSURANCE PROGRAMS: Over the years, the Company's overall workers compensation and general liability insurance coverages have, and in some cases do, contain provisions for significant deductibles and funding on a claims paid basis. Accruals, which relate primarily to workers' compensation, aggregate $1,602 and $2,128 at January 1, 1999, and
January 2, 1998 respectively, and are included in other accrued liabilities on the consolidated balance sheets.

INVENTORIES: Inventories, which consist of material, labor and overhead, are determined on the first-in, first-out (FIFO) method and are stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT: For financial reporting purposes, the Company provides for depreciation and amortization of property, plant and equipment, including assets under capital leases, on the straight-line method over the estimated useful lives of the various classes of assets. For income tax purposes, the Company uses accelerated depreciation where permitted. Useful lives of depreciable assets, by class, are as follows:

   Buildings                      40 years
   Furniture and equipment   3 to 10 years

Costs of maintenance and repairs are charged to expense as incurred. Renewals and improvements are capitalized. Upon retirement or other disposition of plant and equipment, the cost of the item and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.

In 1998 and 1997, the Company capitalized $175 and
$543, respectively, of costs associated with the development of software for external use in accordance with Statement of Financial Accounting
Standards No. 86 "Accounting for Cost of Computer
Software to be Sold, Leased, or Otherwise
Marketed." Costs are being amortized on a straight line basis over 2 to 3 years. As of January 1, 1999, $299 has been amortized.

GOODWILL: Goodwill is being amortized by charges to operations on a straight-line basis over periods of 20 to 40 years, and such amortization amounted to $1,485 in 1998, $1,726 in 1997 and $915 in 1996.
Accumulated amortization amounted to $6,588 at January 1, 1999, and $5,103 at January 2, 1998.

The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company's primary financial indicator for assessing recoverability of goodwill is whether a subsidiary is projected to generate sufficient income and cash flow on an undiscounted basis. During 1998 the Company recorded a $15,789 impairment of goodwill (See Note 9).

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

The following is a summary of sales by discontinued segment:

                          1998        1997        1996
                     ---------   ---------   ---------
Sales:
 Technical Services    $48,251     $69,463     $84,888
 Real Estate               -         5,026       8,767
                     ---------   ---------   ---------
                       $48,251     $74,489     $93,655
                     =========   =========   =========

The Company allocated interest not specifically associated with any segment based upon a ratio of net assets. Interest expense allocated to discontinued operations was not material in 1998, 1997 and 1996.

EARNINGS PER SHARE: Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period, would be exercised and the related shares issued. Dilutive shares outstanding for 1998, 1997 and 1996 were 6,184,471, 6,393,234 and 6,308,307, respectively.
Since these additional shares had an antidilutive impact on the Company's loss from continuing operations, the adoption of SFAS 128 had no impact to the Company's earnings per share calculation.

Options and warrants to purchase 1,373,505 shares as of January 1, 1999, at prices ranging from $10.38 to $18.00, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price.

NAME CHANGE: On April 30, 1997, the Company changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc. as part of its strategy to solely focus on telecommunications.

2. ACQUISITIONS/DISPOSITIONS:

On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $19,317, substantially all in cash. The sale price included a $2,750 note that is recorded in other assets. The sale resulted in an after tax gain of $100, or $0.02 per share. Proceeds of the sale were used to pay down outstanding bank debt.

Effective January 3, 1998, the Company acquired all of the outstanding stock of Elemec Systems, Ltd.
(Elemec) for $952, including acquisition costs.
Elemec is part of the Company's Industrial Segment and was merged into its European operations - GAI-
Tronics Limited.

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

On April 21, 1997, the Company acquired all of the
outstanding capital stock of TEC Cellular, Inc.
(TEC) for $14,139 including acquisition costs of
$75.   Also, the Company issued seven year warrants
exercisable to purchase 100,000 shares of the Company's stock at $18 per share, which were valued at $485. The acquisition was accounted for as a purchase and cost was assigned to the net assets acquired based on their fair values at the date of acquisition. The acquired assets had a fair value of $9,607 at that date, and the Company assumed liabilities of $1,430, which resulted in goodwill of $6,447. TEC is part of the Company's Wireless
Segment and was merged into SAFCO Technologies, Inc.

In conjunction with the TEC acquisition, the Company recorded a $6,150 after-tax charge, or $.97 per share, for purchased research and development costs. The purchased in-process research and development had not yet reached technological feasibility and the technology had no alternative future use as of the date of closing.

On April 30, 1997, the Company acquired all of the outstanding stock of DAC Ltd. (DAC) for $5,351, including acquisition costs. The acquisition was accounted for as a purchase and cost was assigned to the net assets based on their fair values at the date of acquisition. The acquired assets had a fair value of $5,006 at that date, and the Company assumed liabilities of $1,979, which resulted in goodwill of $2,324. DAC is part of the Company's
Industrial Segment and its European operations -
GAI-Tronics Limited.

The following unaudited consolidated pro-forma statements of operations for the years 1998 and 1997 include Elemec, TEC, and DAC as if they had been acquired at the beginning of each of the respective periods:

                                         1998        1997
                                        ------      ------
Sales                                  $119,282    $116,077
Net loss from continuing operations    $(17,459)   $ (7,570)
Net loss from continuing operations
  per share of common stock            $  (2.83)   $  (1.20)


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

3. INCOME TAXES:

At January 1, 1999, a federal and state income tax refund of $709 was recorded in other current assets.
Income tax benefits from continuing operations consist of the following:

                          1998         1997        1996
                          ----         ----        ----
Current:
  Federal             $ (2,809)    $ (1,793)   $ (1,860)
  State and foreign        768         (328)        (50)
                      --------     --------    --------
                        (2,041)      (2,121)     (1,910)
                      --------     --------    --------
Deferred:
  Federal               (1,155)         881      (2,140)
  State                   (480)         210      (1,000)
                      --------      -------     -------
                        (1,635)       1,091      (3,140)
                      --------      -------     -------
                      $ (3,676)    $ (1,030)   $ (5,050)
                      ========      =======     =======

The tax effects of temporary differences which comprise the deferred income tax assets and liabilities are as follows:

                                         January 1, 1999     January 2, 1998
                                        -----------------   -----------------
Deferred income tax assets:
 Goodwill                                    $ 6,268             $ 4,895
 Retirement liabilities                        1,972               1,778
 Inventory obsolescence reserves               1,507                 810
 Reserves for contract disallowances
   and bad debts                               1,244               1,166
 Inventory                                       682                 451
 Workers' compensation reserves                  562                 671
 Deferred revenue                                559                 193
 Closure of United Energy Services Corp.         547                 527
 Warranty reserve                                292                 231
 Self-insured retention                          199                 990
 Other                                         1,196               1,037
                                          ----------          ----------
                                              15,028              12,749
                                          ----------          ----------

Deferred income tax liabilities:
 Depreciation                                  1,119                 741
 State income taxes                              694                 538
 Cash to accrual                                 106                 183
 Prepaid insurance                               187                 209
 Deferred installment sale gain                  125                 156
 Other                                           347                 107
                                          ----------          ----------
                                               2,578               1,934
                                          ----------          ----------
 Net deferred income tax asset               $12,450             $10,815
                                          ==========          ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
Based upon the projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefit of these deductible differences at January
1, 1999 and January 2, 1998.

A reconciliation of the statutory income tax rate to the effective tax rate follows:


                                        1998      1997      1996
                                        ----      ----      ----

Federal statutory tax rate             (34.0)%  (34.0)%   (34.0)%
Purchased research and development
   write-off                              -      23.6        -
State and foreign taxes                 (0.9)    (1.0)     (5.3)
Amortization and write-off of goodwill  18.6      2.9       1.3
Research and development credit         (1.2)    (1.1)       -
Foreign sales corporation               (0.6)    (1.3)       -
Other, net                               0.7     (0.7)     (0.9)
                                        ----     ----      ----
 Effective tax rate                    (17.4)%  (11.6)%   (38.9)%
                                        ====     ====      ====

4. LONG-TERM DEBT:

Long-term debt consists of the following obligations:

                                              January 1,            January 2,
                                                 1999                  1998
                                              ---------             ---------
Acquisition line of credit(see below)         $                      $    -
Note payable, interest due quarterly at 7%,
   principal due 2001                           10,000                 10,000
Mortgage obligation, $21 due monthly
   to 2001 including interest at 8.5%              656                    849
Note payable, interest and principal due
   at maturity, with maturity date of
   1998 and interest rate of 6%                     -                     250
Capital lease obligations, with monthly
   payments not exceeding $20
   with maturity dates from 1998 to 2002 and
   interest rates ranging from 8.4% to 14.5%       282                    474
                                               -------               --------
                                                10,938                 11,573
Less current maturities                           (322)                  (328)
                                               -------                -------
                                               $10,616                $11,245
                                               =======                =======

The aggregate maturities of long-term debt, including the capital lease obligations, are as follows:

 1999           $   322
 2000               360
 2001            10,254
 2002                 2
                -------
 Total          $10,938
                =======

In connection with the aforementioned capital leases and mortgage obligation, the Company has pledged as collateral the following:

                                  January 1, 1999
                                  ---------------
Land and building                          $5,003
Equipment                                     611
Less accumulated depreciation                (785)
                                          -------
                                           $4,829
                                          =======

Long term debt recorded at January 1, 1999 approximates fair market value.

Under terms of a 1998 loan agreement with First
Union National Bank, the Company has a working capital line of credit of $12,000 and an acquisition line of credit of $12,000. The agreement requires maintenance of certain financial covenants, and the Company pays a commitment fee of one-quarter of one percent on the unused portion of the lines. As of January 1, 1999, approximately
$8,000 was available under the working capital line of credit based on outstanding borrowings ($1,828), and outstanding letters of credit. As of January
1, 1999, there were no borrowings under the acquisition line of credit. The loan agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The agreement also contains a provision that limits the working capital line to a defined borrowing base consisting of eligible receivables and inventory amounts. As of January 1, 1999, the borrowing base was in excess of $12,000. The Company was in compliance with its loan covenants as of January 1, 1999.

The working capital line of credit is available through June 30, 1999. The Company expects to renew the line on such date. At January 1, 1999 and January 2, 1998, $1,923 and $1,464,
respectively, was committed for stand-by letters of credit.

The acquisition line of credit is available through June 30, 1999. Any balance outstanding at that time will convert to a term loan and be amortized in equal principal payments over the following 60 months.

Interest charges are based, at the Company's option, on the bank's prime rate or a function of LIBOR. The loan is collateralized by substantially all of the Company's tangible and intangible assets.

5. INVENTORIES:

Inventories consist of the following:

                             January 1,       January 2,
                                1999             1998
                              ----------      ----------
Raw materials and components   $ 9,632         $ 13,522
Work in process                  2,408            2,576
Finished goods                   6,885            6,220
Reserves                        (3,855)          (2,190)
                              --------         --------
                               $15,070          $20,128
                              ========         ========

6. POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the Company and its subsidiaries are participants in various defined contribution retirement plans.
Employer contributions under these plans are generally at the discretion of the Company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in 1998, 1997, and 1996, totaled
$1,442, $1,536, and $1,212, respectively.

In 1996, the Company completed arrangements with an insurance carrier to assume the liability for certain five thousand dollar postretirement death benefit obligations. In early 1995, the Company discontinued this plan for most employees.

The Company maintains a contributory defined benefit pension plan for employees of GAI-Tronics
Limited, a second tier U.K. subsidiary. Benefits are payable based on years of service and an employee's compensation during the last ten years of employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the funded status of the plan and the amounts recognized in the financial statements as of January 1, 1999 and January 2, 1998 and for the year and nine months then ended, respectively.

                                                        For the nine
                                                        months ended
                                                         January 2,
                                            1998            1998
                                            ----            ----

Discount rate                               4.50%           6.50%
Salary escalation                           2.50%           4.50%
Expected return on plan assets              9.00%          10.00%

Change in Benefit Obligation:
 Benefit obligation, beginning balance   $ 4,157         $ 3,294
 Service cost                                222             116
 Interest cost                               269             170
 Participant contributions                    80              55
 Actuarial loss                            1,058             552
 Benefits paid                              (126)            (31)
 Currency translation adjustment              53               1
                                         -------         -------
 Benefit obligation, ending balance      $ 5,713         $ 4,157
                                         =======         =======

Change in Plan Assets:
 Future value, beginning balance         $ 4,358         $ 3,812
 Actual return                               994             423
 Employer contribution                       159              99
 Participant contributions                    80              55
 Benefits paid                              (126)            (31)
 Currency translation adjustment              55               -
                                         -------         -------
 Future value, ending balance            $ 5,520         $ 4,358
                                         =======         =======



Funded Status                            $  (193)        $   201
Unrecognized net actuarial loss              857             387
Currency translation adjustment                3               -
                                         -------         -------
Prepaid benefit                          $   667         $   588
                                         =======         =======
Components of Net Periodic Pension Cost:
 Service cost                            $   222         $   116
 Interest cost                               269             170
 Expected return                            (401)           (258)
                                         -------         -------
 Net periodic pension cost               $    90         $    28
                                         =======         =======

7. CAPITAL STOCK:

Except for voting privileges, shares of Class A and Class B common stock are identical. Class B stockholders must be either directors of the Company, or active employees of the Company or its subsidiaries. They may not sell or transfer such stock without having first extended an offer of sale to the Company.

An amendment to the Company's Certificate of Incorporation was approved during the second quarter of 1996 to reduce the number of authorized shares from 24,000,000 shares to 11,000,000 shares, 10,000,000 shares of which are common stock and 1,000,000 shares of which are preferred stock. No shares of preferred stock were outstanding as of January 1, 1999.

In 1996, the Board of Directors adopted a Stock
Purchase Assistance Plan.  The plan authorizes the
Company to extend loans to officers and other key employees for the purpose of acquiring Company stock. The loans bear market rate interest, due quarterly, with principal payments generally due in 10 equal annual installments. As of January 1, 1999, and January 2, 1998, loans aggregating $966 and $1,218, respectively, were outstanding and are reflected as an element of treasury stock.

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

8. STOCK OPTION, AWARD AND PURCHASE PLANS:

In 1997, the Shareholders of the Company increased the number of stock options, stock appreciation rights and restricted stock available under the 1996 Long Term Incentive Plan by 600,000. The maximum number of shares which may be issued under the Plan for all purposes is 1,100,000. During
1998, 257,750 stock options were granted, at fair market value, with terms not exceeding ten years and vesting over a three year period.

As part of the Plan, 45,000 and 80,000 shares of restricted stock were granted during 1998 and 1997, respectively. These shares vest over a three to ten year period, depending upon certain financial achievements. The value of the shares at the time of issuance is recorded in stockholders' equity and $285 has been expensed through 1998. As of January
1, 1999, 156,250 restricted shares were
outstanding.

At January 1, 1999, an aggregate of 169,200 options, rights, and restricted shares are available for future grants.
In 1997, the Shareholders of the Company increased the number of options available under the Directors' Stock Option Plan by 75,000. The
Directors' Stock Option Plan provides for the granting of 125,000 stock options at an exercise price of 75% of market value at date of grant.
Participating directors pre-pay the additional 25% of the exercise price from a portion of their annual retainers allocated for that purpose, as an alternative to cash payments of such amounts.
During 1998, 15,780 options were granted under the plan. The options are granted with a twenty year term. At January 1, 1999, options to purchase
79,820 shares are available for issue.

The 1989 Stock Option Plan provides for issuance of stock options to purchase an aggregate of 250,000 shares of Class B common stock at a price not less than 75% of the fair market value at the date of grant, and with terms not exceeding ten years.
Options to purchase 69,250 Class B shares were granted at fair market value during 1998, with terms not exceeding ten years and vesting over a three year period. At January 1, 1999, options to purchase 15,200 shares are available for future grants.

A summary of stock option activity related to the plans mentioned above and other plans under which the Company is no longer granting options is as follows:

                                                      Weighted       Number of
                          Number of  Option Price   Average Price      Shares
                           Shares      Per Share      Per Share      Exercisable
                         ---------   ------------    ----------      -----------
Outstanding at
   Dec. 29, 1995          280,924    $12.00-$26.50      $16.40          95,475
Granted                   185,500    $ 9.00-$13.25      $12.15
Exercised                     -            -               -
Expired                   (64,625)   $12.50-$26.50      $18.88
                          -------
Outstanding at
   Jan. 3, 1997           401,799    $ 9.00-$23.20      $13.42          81,000
Granted                   518,300    $11.25-$16.00      $13.81
Exercised                     -            -               -
Expired                   (79,000)   $11.25-$23.20      $16.94
                          -------
Outstanding at
   Jan. 2, 1998           841,099    $ 9.00-$21.00      $13.61         150,267
Granted                   342,780    $ 6.85-$11.25      $ 9.44
Exercised                     -            -               -
Expired                  (129,349)   $12.00-$21.00      $14.54
                          -------
Outstanding at
   Jan. 1, 1999         1,054,530    $ 6.85-$17.50      $12.14         157,714
                        =========

The weighted average price per share of exercisable options at January 1, 1999 is $13.19. The weighted average option lives remaining at January 1, 1999, January 2, 1998 and January 3, 1997 are approximately 8, 9 and 6 years, respectively.

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

The following pro forma amounts, in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), were determined as if the Company had accounted for its stock options using the fair value method as described in that statement:

                              1998        1997         1996
                           ---------    --------      --------
Net loss from
 continuing operations     $(17,905)    $(8,110)      $(8,031)

Net loss from continuing
 operations per share of
 common stock                $(2.91)     $(1.29)       $(1.27)


The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk free interest rates of 4.5%, 6.2% and 6.3%; dividend yields of 0.1%, 2.9% and 3.2%; volatility factors of 24.4%, 19.2% and 17.7%; and average stock option expected life of 5.2, 5.2 and 5 years.

The weighted average fair value of stock options granted was $2.96, $2.90 and $2.39 per share in 1998, 1997 and 1996, respectively.

Under the Stock Bonus Purchase Plan, certain employees and directors may use up to 50% of their annual incentive compensation and directors fees, respectively, to purchase shares of common stock at fair market value. Employees purchasing shares will receive a stock bonus as determined by the Board of Directors each year. The Company may grant an aggregate of 200,000 shares under this plan. During 1998, no shares were issued under this plan. To date, 54,580 shares have been issued, and 145,420 shares remain available for future grants as of January 1, 1999.

9.  SPECIAL CHARGES:

In the fourth quarter of 1998, the Company recorded income of $267 resulting from a reversal of the majority of a reserve for the retention layer on certain insurance coverages ($2,167), offset in part by a charge for retirement expenses associated with a former officer ($1,200) and provisions to strengthen certain other operating reserves ($700).
The net $267 benefit after an income tax expense of $87 was $180 or $0.03 per share. The reversal of the insurance reserve was triggered by the Company's transition to a different structure in its insurance coverages, reflecting both its streamlined telecommunications businesses and a favorable climate in the commercial insurance markets. The net pre-tax impact of these adjustments was a reduction of selling, general and administrative expenses of $267.

In the second quarter of 1998, the Company recorded
$23,089 as a result of charges for restructuring and asset impairment ($18,190), inventory write-downs ($4,353), and other miscellaneous expenses
($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share for the second quarter. The restructuring and asset impairment charges of $18,190 include: (a)
$2,401 relating to severance and other costs for approximately 140 manufacturing employees due to outsourcing the manufacturing process at XEL
Communications, Inc. (XEL), as well as the consolidation of manufacturing of the Instrument
Associates Division of GAI-Tronics into its Reading, Pennsylvania headquarters and (b) an asset impairment charge of $15,789 relating to the write-down of the carrying value of goodwill related to XEL ($10,987 with no tax benefit) and the Instrument Associates Division of GAI-Tronics
(pretax charge of $4,802) as a result of updated cash flow analysis. The Company also re-evaluated its product offerings and decided to discontinue certain low margin product lines. As a result, other expenses of the transition include inventory write-downs at the Company's SAFCO and XEL subsidiaries and Instrument Associates Division of $4,353, which are included in cost of goods sold, and miscellaneous expenses of $546, which are included in selling, general and administration.
The following table displays a rollforward of the liabilities for the restructuring charge from January 2, 1998 to January 1, 1999.

                          January 2,                             January 1,
                           1998                  Amounts            1999
Type of Cost              Balance    Additions   Utilized         Balance
------------              -------     --------   --------         -------

Employee separations       $  -        $1,075      $(560)         $  515
Facility closings             -         1,185       (387)            798
Other                         -           141         -              141
                           -----        -----       -----          -----
Total                      $  -        $2,401      $(947)         $1,454
                           =====        =====       =====          =====

During the third quarter of 1996, the Company settled a claim filed by a former employee, for which it had reserved approximately $2,200. The actual settlement was approximately $1,500.
Accordingly, the Company reversed the remaining
$700 reserve to income in the third quarter, increasing net income by $435, or $.07 per share.

10.  OPERATING LEASES:

The Company leases, as lessee, facilities, data processing equipment, office equipment and automobiles under leases expiring during the next ten years. Total rental expense under operating lease agreements amounted to $1,800 in 1998, $1,500 in 1997, and $1,100 in 1996. Minimum future rentals under noncancelable operating leases with initial or remaining terms in excess of one year at January 1, 1999 were as follows:

 1999                     $ 1,775
 2000                       1,175
 2001                         920
 2002                         659
 2003                         506
 2004 and thereafter        1,731
                       ----------
 Total minimum rentals    $ 6,766
                       ==========

11. FINANCIAL INSTRUMENTS:

Letters of credit and performance bonds are issued by the Company during the ordinary course of business through major domestic banks and insurance companies. The Company has outstanding letters of credit and performance bonds, not reflected in the consolidated financial statements, in the amount of $1,923 at January 1, 1999 and $1,464 at January 2,
1998.

Financial instruments which potentially subject the Company to the concentration of credit risk, as defined by SFAS No. 105, consist principally of accounts receivable. Concentration of credit risk with respect to receivables is limited, as the majority of the balance represents billings for work performed or product sold for various financially secure companies.

12. COMMITMENTS AND CONTINGENCIES:

In July 1998, the Company sold its RCI subsidiary to the management of RCI and an investor group.
Pursuant to the Stock Purchase Agreement, the
Company agreed to indemnify, defend and hold harmless, the buyers of RCI against certain litigation, claims or judgment brought or continued against the Company arising out of the actions or operations of its former RCI subsidiary.

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


13. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a tabulation of the unaudited quarterly financial data for each of the four quarters of the years 1998 and 1997:
                                                  QUARTER ENDED
                         ------------------------------------------------------------------
                         April 3, 1998      July 3, 1998      Oct. 2, 1998     Jan. 1, 1999
                         ------------------------------------------------------------------

Telecommunications sales    $27,975            $29,772           $28,480          $33,055
Gross profit                 10,549              8,241            12,285           15,595
Pre-tax income (loss) from
  continuing operations      (2,693)           (22,780)              657            3,681
Net income (loss) from
  continuing operations      (1,670)           (18,672)              406            2,477
Net income (loss) from
  discontinued operations       398                799              (147)             -
Gain on disposals of
  discontinued operations        -                  -                100              -
Net income (loss)            (1,272)           (17,873)              359            2,477

Per share of common stock:
  Net income (loss) from
    continuing operations    $(0.26)            $(2.99)            $0.07            $0.41
  Net income (loss) from
    discontinued operations    0.06               0.13             (0.03)              -
  Gain on disposals of
    discontinued operations      -                  -               0.02               -
                            -------            -------           -------          -------
Net income (loss) per share  $(0.20)            $(2.86)            $0.06            $0.41
                            =======            =======           =======           ======

                                                     QUARTER ENDED
                          ------------------------------------------------------------------
                          April 4, 1997     July 4, 1997      Oct. 3, 1997      Jan. 2, 1998
                          ------------------------------------------------------------------

Telecommunications sales     $24,817           $24,560           $27,919          $33,173
Gross profit                   9,395             8,975            10,524           14,936
Pre-tax income (loss) from
  continuing operations         (955)           (9,293)           (1,940)           3,313
Net income (loss) from
  continuing operations         (614)           (8,115)           (1,241)           2,125
Net income from
  discontinued operations        869               650               476              414
Gain on disposals of
  discontinued operations         -              1,080             7,000              -
Net income (loss)                255            (6,385)            6,235            2,539

Per share of common stock:
  Net income (loss) from
    continuing operations     $(0.10)           $(1.28)           $(0.20)           $0.34
  Net income from
    discontinued operations     0.14              0.10              0.08             0.06
  Gain on disposals of
    discontinued operations       -               0.17              1.11               -
                             -------           -------           -------          -------
Net income (loss) per share   $ 0.04            $(1.01)           $ 0.99            $0.40
                             =======           =======           =======           ======

NOTES:
 The results of operations for the quarter ended January 1, 1999 include income of $180, net of income tax expense of $87, or $.03 per share, relative to the reversal of a reserve for the retention layer on certain insurance coverages, offset in part by a charge for retirement expenses associated with a former officer and provisions for other operating reserves.

 The results of operations for the quarter ended July 3, 1998 include a charge of $18,864, net of income tax benefit of $4,225, or $3.02 per share, relative to a charge for goodwill impairment, restructuring costs, inventory reserves and other miscellaneous expenses.

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

 Income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income (loss) per share does not equal the total computed for the year.


14.  SEGMENT INFORMATION:

The Company has three reportable segments: Industrial, Access Products and Wireless. The Industrial Segment develops, assembles and markets communication systems for industrial operations. Industrial communication products are designed to operate under extraordinary plant conditions and provide emergency notification. In addition, the segment includes land mobile radio communications devices. In previous years, the land mobile operations were reflected in the Wireless Segment. The Access Products Segment designs and markets voice and data transmission system products. The access products provide access to telecommunications services and automated monitoring and maintenance of telecommunications network performance. The Wireless Segment's products and services focus on the measurement and analysis of signal strength, data communications and radio frequency transmitted between the wireless phone and cellsites. The Wireless Segment also provides radio frequency engineering design services.

Each reportable segment operates as a separate, standalone business unit with its own management.

The Company evaluates segment performance based on profit or loss from continuing operations before income tax, goodwill amortization and corporate overhead allocation. Profit or loss from continuing operations is determined in accordance with generally accepted accounting principles described in the summary of significant accounting policies. Intersegment sales are not significant. Identifiable assets are those assets used in the operations of a reportable segment and exclude goodwill and deferred taxes. General corporate assets include land, deferred income taxes, goodwill and other corporate assets. Depreciation and capital expenditures will not agree with the Statement of Consolidated Cash Flows because discontinued operations have not been segregated in the Statement of Consolidated Cash Flows.

Information about the Company's operations by segment for the years 1998, 1997 and 1996 is as follows:


                                Industrial     Access Products      Wireless        Consolidated
------------------------------------------------------------------------------------------------
Year ended January 1, 1999:
 Telecommunications sales         $ 64,033          $25,160          $30,089           $119,282
                                  ========          =======          =======           ========
 Segment profit                   $  6,011          $   325          $ 2,427           $  8,763
                                  ========          =======          =======
 General interest expense                                                                (1,294)
 General corporate expenses                                                              (4,598)
 Goodwill amortization                                                                   (1,485)
 Goodwill impairment, restructuring and other charges                                   (23,089)
 Net insurance reserve reversal and other                                                   267
 Interest income                                                                            301
                                                                                      ---------
 Pre-tax loss from
     continuing operations                                                             $(21,135)
================================================================================================
 Identifiable assets              $ 34,994          $15,052          $17,947           $ 67,993
                                  ========          =======          =======
 Corporate assets                                                                        21,962
 Goodwill                                                                                28,500
                                                                                      ---------
 Total assets, January 1, 1999                                                         $118,455
 ==============================================================================================
 Depreciation                      $ 2,047          $ 1,066          $ 1,530
                                   =======          =======          =======
 Capital expenditures              $ 3,262          $   218          $ 2,007
                                   =======          =======          =======

Reconciliation of Other Significant Items:
Geographic Information              Revenue      Long Lived Assets
----------------------              --------     ------------------
United States                       $ 76,413         $ 25,010
United Kingdom                        10,527            1,096
Japan                                  5,262               -
Brazil                                 4,996              109
China                                  2,920               99
Taiwan                                 2,285               -
Other foreign countries               16,879              333
                                    --------         --------
                                    $119,282         $ 26,647
                                    ========         ========
Revenue from Major Customers:
Revenue from a customer of the Company's Access Products Segment represents approximately $14,605, or 12% of the Company's
consolidated revenue. Revenue from a customer of the Company's
Industrial and Wireless Segments represents approximately $11,058, or 9% of the Company's consolidated revenue.

                                Industrial     Access Products      Wireless        Consolidated
------------------------------------------------------------------------------------------------
Year ended January 2, 1998:

 Telecommunications sales         $ 59,809          $27,568          $23,092           $110,469
                                  ========          =======          =======           =========

 Segment profit (loss)            $  5,815          $(1,550)         $   580           $  4,845
                                  ========          ========         =======
 General interest expense                                                                (1,660)
 General corporate expenses                                                              (4,319)
 Goodwill amortization                                                                   (1,726)
 Purchased in-process research and development                                           (6,150)
 Interest income                                                                            135
                                                                                       ---------
 Pre-tax loss from
     continuing operations                                                             $ (8,875)
================================================================================================
 Identifiable assets              $ 33,986          $18,183          $17,370           $ 69,539
                                  ========          =======          =======
 Net assets held for sale                                                                16,195
 Corporate assets                                                                        16,981
 Goodwill                                                                                44,782
                                                                                       ---------
 Total assets, January 2, 1998                                                         $147,497
================================================================================================
 Depreciation                     $  1,515          $ 1,062          $   962
                                  ========          =======          =======
 Capital expenditures             $  3,442          $ 1,169          $ 2,777
                                  ========          =======          =======

Reconciliation of Other Significant Items:
Geographic Information              Revenue      Long Lived Assets
----------------------              --------     ------------------
United States                       $ 76,957          $ 23,767
China                                  7,671                63
United Kingdom                         5,953               798
Brazil                                 1,895               -
Other foreign countries               17,993               159
                                    --------          --------
                                    $110,469          $ 24,787
                                    ========          ========
Revenue from Major Customers:
Revenue from a customer of the Company's Access Products Segment represents approximately $13,870, or 13% of the Company's
consolidated revenue. Revenue from a customer of the Company's
Industrial and Wireless Segments represents approximately $10,014, or 9% of the Company's consolidated revenue.

                                Industrial     Access Products      Wireless        Consolidated
------------------------------------------------------------------------------------------------
Year ended January 3, 1997:

 Telecommunications sales         $ 53,003          $35,543           $7,913           $ 96,459
                                  ========          =======           ======           =========

 Segment profit                   $  7,357          $ 1,709           $3,173           $ 12,239
                                  ========          =======          =======
 General interest expense                                                                  (541)
 General corporate expenses                                                              (7,259)
 Goodwill amortization                                                                     (915)
 Purchased in-process research and development                                          (16,800)
 Interest income                                                                            298
                                                                                       ---------
 Pre-tax loss from
     continuing operations                                                             $(12,978)
================================================================================================
 Identifiable assets              $ 25,044          $19,964          $11,564           $ 56,572
                                  ========          =======          =======
 Net assets held for sale                                                                45,996
 Corporate assets                                                                        16,586
 Goodwill                                                                                36,593
                                                                                       ---------
 Total assets, January 3, 1997                                                         $155,747
================================================================================================
 Depreciation                     $  1,007          $   996          $   133
                                   =======          =======          =======
 Capital expenditures             $  4,197          $   885          $   210
                                   =======          =======          =======

Reconciliation of Other Significant Items:
Geographic Information              Revenue      Long Lived Assets
----------------------              --------     -----------------
United States                       $ 77,112          $ 19,560
China                                  1,971               -
Saudi Arabia                           1,920               -
South Korea                            1,250               -
Other foreign countries               14,206               224
                                    --------          --------
                                    $ 96,459          $ 19,784
                                    ========          ========
Revenue from Major Customers:
Revenue from a customer of the Company's Access Products Segment represents approximately $17,254, or 18% of the Company's
consolidated revenue. Revenue from a customer of the Company's
Industrial and Wireless Segments represents approximately $11,398, or 12% of the Company's consolidated revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

 Other than portions of Item 10, which are included in Item 4A hereof, this part (i.e. Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; Item 13 - Certain Relationships and Related Transactions) is incorporated by reference to the registrant's 1999 definitive proxy statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The financial statements filed herewith under Part II,
Item 8, include the consolidated balance sheets at January 1, 1999 and January 2, 1998, and the consolidated statements of operations, stockholders' equity and cash flows for the years 1998, 1997 and 1996 of Salient 3
Communications, Inc. and its subsidiaries.

 (b) The registrant did not file any Form 8-K during the fourth quarter of 1998.

 (c) Exhibits.

  3.1 Amended Certificate of Incorporation of Salient 3
Communications, Inc. as currently in effect.
Incorporated by reference to Exhibit 3(i) to the Quarterly Report of the registrant on Form 10-Q for the period ended July 4, 1997 (File No. 0-
12588).

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

  10.4 Salient 3 Communications, Inc. Benefit
Equalization Plan, effective January 1, 1989.
Incorporated by reference to Exhibit 10(g) of Annual Report of the registrant on Form 10-K for the fiscal year ended January 1, 1993 (File No. 0-
12588).

  10.5 Salient 3 Communications, Inc. split dollar life insurance policy for a former officer of the registrant. Incorporated by reference to Exhibit
10(h) of Annual Report of the registrant on Form
10-K for the fiscal year ended January 1, 1993
(File No. 0-12588).

  10.6 Salient 3 Communications, Inc. Long Term Incentive
Plan. Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 filed by the registrant under Securities Act of 1933 (File No.
333-55963).

  10.7 Salient 3 Communications, Inc. Directors' Stock
Option Plan.  Incorporated by reference to
Exhibit 4 to registration Statement on Form S-8 filed by the registrant under Securities Act of 1933 (File No. 333-55967).

  16 Change in independent accountants. Incorporated by reference to Form 8-K filed on May 6, 1996.

  21 A complete list of the registrant's subsidiaries.

  23.1 Consent of Arthur Andersen LLP, registrant's independent public accountants, to the use of their reports on the consolidated financial statements and financial data schedule.

  27 Financial Data Schedule for the year ended January 1, 1999.

  99.1 Annual Report on Form 11-K, pursuant to Section
15(d) of the Securities Exchange Act of 1934, of the Stock Purchase Program for Employees of
Salient 3 Communications, Inc. and its
subsidiaries for the year ended December 31, 1998.
(To be filed by amendment.)

 (d) Financial Statement Schedule, as required, are filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 25, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(d) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania
January 25, 1999


SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years 1998, 1997 and 1996

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

1998:


 Allowance for doubtful accounts   $1,680       $    300         $    (27) (A)  $     55  (F)   $1,711
                                    =====          =====            =====           (351) (C)    =====
                                                                                    =====
 Estimated liability for
   contract losses                 $1,470       $    300         $     14  (B)  $      -        $1,756
                                    =====          =====            =====           =====        =====

 Inventory reserves                $2,190       $    493          $   668       $     16  (F)   $3,855
                                    =====          4,353 (E)        2,880  (E)       351  (C)    =====
                                                   =====            =====           =====

 Restructuring reserves            $   -        $  2,401 (E)      $   947  (E)  $      -        $1,454
                                    =====          =====            =====           =====        =====

1997:


 Allowance for doubtful accounts   $1,565       $     76          $   154  (A)  $    358  (D)   $1,680
                                    =====          =====            =====           (165) (C)    =====
                                                                                    =====

 Estimated liability for
   contract losses                 $1,539        $    -           $    69  (B)  $      -        $1,470
                                    =====          =====            =====           =====        =====

 Inventory reserves                $1,363         $  513          $   367       $    516  (D)   $2,190
                                    =====          =====            =====            165  (C)    =====
                                                                                    =====

1996:

 Allowance for doubtful accounts   $1,876         $  103          $   414  (A)  $      -        $1,565
                                    =====          =====            =====           =====        =====
 Estimated liability for
   contract losses                 $1,911         $   -           $   372  (B)  $      -        $1,539
                                    =====          =====            =====           =====        =====

 Inventory reserves                $  936         $  376          $   249       $    300  (C)   $1,363
                                    =====          =====            =====           =====        =====


 (A)  Uncollectible accounts written off.
 (B)  Contract losses realized.
 (C)  Reclassification of reserves.
 (D)  Acquisition of DAC and TEC.
 (E)  Second quarter 1998 non-recurring charge.
 (F)  Acquisition of Elemec.


SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March, 1999.

     SALIENT 3 COMMUNICATIONS, INC.

     By  /s/T. S. Cobb
            T. S. Cobb
            Chairman, President and Chief
            Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                    Title                           Date


                         Chairman, President and Chief
                         Executive Officer
                         (Principal Executive
  /s/T. S. Cobb          Officer) and Director               March 19, 1999
--------------
    T. S. Cobb


                         Senior Vice President and Chief
                         Financial Officer
                         (Principal Financial
                         and Accounting Officer)
  /s/P. H. Snyder        and Director                        March 19, 1999
-----------------
     P. H. Snyder


  /s/J. W. Boyer, Jr.    Director                            March 19, 1999
--------------------
     J. W. Boyer, Jr.


  /s/D. E. Lyons         Director                            March 19, 1999
----------------
     D. E. Lyons


  /s/D. K. Wilson, Jr.   Director                            March 19, 1999
---------------------
     D. K. Wilson, Jr.


  /s/R. E. LaBlanc       Director                            March 19, 1999
------------------
     R. E. LaBlanc

  /s/D. E. Foster        Director                            March 19, 1999
-----------------
     D. E. Foster


  /s/D. F. Strigl        Director                            March 19, 1999
-----------------
     D. F. Strigl

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

                                              State or
                                          Jurisdiction in
                                               which
 Name of Subsidiary                         Incorporated
 ------------------                       ---------------
GAI-Tronics Corporation *                     Delaware
XEL Communications, Inc.                      Colorado
SAFCO Technologies, Inc.                      Illinois

* GAI-Tronics Corporation, in addition to doing business under its corporate name, does business under the Instrument
Associates, Inc. (IA) trade name and GAI-Tronics Limited.

<EX-23>
EXHIBIT 23.1


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 333-55963, 333-55967, 33-55139, 33-11693, 33-15289, 33-
32288, 33-37792, 33-37793, 33-37795, 33-43113, 33-44939 and 33-
71242).

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
March 19, 1999