Form 10-Q
period 1999-04-02
SALIENT 3 COMMUNICATIONS INC
filed 1999-05-13
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 1999
OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
    Yes  X    No
                                       Class A          Class B
                                       -------          -------
Number of shares of each class of
common stock outstanding as of
April 2, 1999 (including 156,250
shares of restricted stock
and excluding 2,873,453
Class A treasury shares):            5,592,048          519,799

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information Pages

Item I.

 Consolidated Condensed Balance Sheets at
  April 2, 1999 and January 1, 1999 (unaudited)

 Consolidated Condensed Statements of Operations for the three month periods ended April 2, 1999 and April 3, 1998 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the three month periods ended April 2, 1999 and April 3, 1998 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 4.  Other Information

Item 5.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 April 2, 1999 and January 1, 1999
 (Unaudited)
 (000's)
                                                     April 2,    January 1,
                                                       1999         1999
                                                    ---------    ----------
 ASSETS

 Current assets:
 Cash and cash equivalents                         $    1,277    $    2,582
 Accounts receivable, net of allowance
    for doubtful accounts of $1,621 and
    $1,711, respectively                               22,377        27,342
 Inventories                                           15,622        15,070
 Deferred income taxes                                  5,210         5,510
 Other current assets                                   6,572         5,864
                                                       ------        ------
  Total current assets                                 51,058        56,368
                                                       ------        ------

 Property, plant and equipment, at cost                48,010        47,244
 Less accumulated depreciation and
   amortization                                        25,068        23,947
                                                       ------        ------
                                                       22,942        23,297
                                                       ------        ------
 Deferred income taxes                                  6,940         6,940
 Other assets                                           3,725         3,350
 Goodwill                                              32,016        28,500
                                                      -------       -------
  Total Assets                                     $  116,681    $  118,455
                                                      =======       =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                     $    2,058    $    1,828
 Accounts payable                                       7,285         7,200
 Salaries and wages                                     1,536           987
 Income taxes, currently payable                          624           466
 Estimated liability for contract losses                1,756         1,756
 Other accrued liabilities                              9,654        12,253
                                                       ------        ------
  Total current liabilities                            22,913        24,490
                                                       ------        ------
 Long-term debt                                        10,526        10,616
 Other long-term liabilities                            5,233         5,360

Stockholders' equity:
 Common stock                                           8,985         8,985
 Capital in excess of par value                        37,292        37,394
 Warrants outstanding                                   1,755         1,665
 Retained earnings                                     73,046        72,978
 Foreign currency translation adjustment                   32            99
 Deferred compensation-restricted stock                (1,562)       (1,610)
 Treasury stock                                       (41,539)      (41,522)
                                                       ------        ------
                                                       78,009        77,989
                                                      -------       -------
  Total Liabilities and Stockholders' Equity       $  116,681    $  118,455
                                                      =======       =======

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share and per share information)

                                                    Three Months Ended
                                                -----------------------------
                                                April 2, 1999   April 3, 1998
                                                -------------   -------------
 Sales                                          $     28,623    $     27,975
 Cost of goods sold                                   16,975          17,613
                                                      ------          ------
 Gross profit                                         11,648          10,362

 Selling, general and
  administration                                       8,607           9,462
 Research and development                              2,421           2,756
 Goodwill amortization                                   376             470
                                                      ------          ------
 Operating profit (loss)                                 244          (2,326)
                                                      ------          ------
 Interest income                                          94              28
 Interest expense                                        241             395
                                                      ------          ------
 Pre-tax income (loss) from
  continuing operations                                   97          (2,693)
                                                      ------          ------
 Provision (benefit) for taxes
  on income (loss)                                        29          (1,023)
                                                      ------          ------
 Net income (loss) from
  continuing operations                                   68          (1,670)
                                                      ------          ------
 Income from discontinued operations:

  Technical Services Segment
  (less applicable income taxes of
  $243)                                                  -               398

                                                      ------          ------
 Net income from
  discontinued operations                                -               398
                                                      ------          ------

 Net income (loss)                              $         68    $     (1,272)
                                                      ======          ======
 Per share of common stock (Basic and diluted):

 Net income (loss) from continuing
  operations                                    $       0.01    $      (0.26)

 Net income from discontinued operations:

       Technical Services Segment                        -              0.06
                                                      ------          ------
 Net income (loss) per share                    $       0.01    $      (0.20)
                                                      ======          ======
 Cash dividends per share                       $        -      $       0.10

 Basic weighted average
  shares outstanding                               5,952,391       6,313,434


 The accompanying notes are an integral part of the consolidated financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)                                                       Three Months Ended
 (000's)                                                           -------------------
                                                                   April 2,   April 3,
                                                                     1999       1998
                                                                   --------   --------
 Cash flows from operating activities:

 Net income (loss)                                                 $    68    $(1,272)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
     Depreciation and amortization                                   1,585      1,708
     Reserve provisions                                                120        154
     Benefit from deferred income taxes                                300        100
     Restrictive stock expense                                          48         38
     Changes in current assets and current liabilities
     net of effects from acquisitions and dispositions:
      Accounts receivable and unbilled revenue                       5,321      2,131
      Inventories                                                     (607)    (1,003)
      Other current assets                                            (683)      (238)
      Accounts payable and salaries and wages                          493       (489)
      Other accrued liabilities                                     (2,799)      (844)
      Income taxes, currently payable                                  158       (820)
     Other, net                                                       (375)       -
                                                                     -----      -----
      Net cash provided by (used for) operating activities           3,629       (535)
                                                                     -----      -----
 Cash flows from investing activities:

 Payments for acquisitions, net of cash acquired                    (3,967)      (952)
 Payments for property, plant and equipment                           (798)    (1,493)
                                                                     -----      -----
      Net cash used for investing activities                        (4,765)    (2,445)
                                                                     -----      -----
 Cash flows from financing activities:

 Payments of debt                                                      (86)      (120)
 Borrowings under note payable                                         230      3,070
 Issuance of treasury stock in connection
   with stock purchase plan                                            100        160
 Payments to acquire treasury stock                                   (219)      (308)
 Cash dividends paid                                                   -         (644)
 Other, net                                                           (194)      (349)
                                                                     -----      -----
  Net cash provided by (used for) financing activities                (169)     1,809
                                                                     -----      -----

 Net decrease in cash and cash equivalents                          (1,305)    (1,171)

 Cash and cash equivalents at beginning of period                    2,582      2,979
                                                                     -----      -----
 Cash and cash equivalents at end of period                        $ 1,277    $ 1,808
                                                                     =====      =====
 Supplemental cash flow disclosures:

 Interest paid                                                     $   209    $   366
                                                                     =====      =====
 Income taxes paid, net of refunds received                        $   (96)   $    88
                                                                     =====      =====


 The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(000's except for share and per share information)

1. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The Consolidated Condensed Statements of Operations were reclassified to conform with current year presentation. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended January 1, 1999 for further information.

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding excluding 156,250 shares of restricted stock. No preferred stock was outstanding as of April 2, 1999.

 Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period would be exercised and the related shares issued. Dilutive shares outstanding for the first quarter of 1999 and 1998 were 5,954,827 and 6,322,251, respectively. These additional shares had an immaterial effect on the Company's earnings per share calculation.

3. In the second quarter of 1998, the Company recorded a restructuring charge of $2,401 relating to severance and other costs for approximately 140 manufacturing employees due to outsourcing the manufacturing process at XEL Communications, Inc. (XEL), as well as the consolidation of manufacturing of the Instrument Associates Division of GAI-Tronics into the Company's Reading, Pennsylvania headquarters.

 The following table displays a rollforward of the liabilities for the restructuring charge from January 1, 1999 to April 2, 1999:

                          January 1,                         April 2,
                             1999                 Amounts      1999
  Type of Cost             Balance   Additions    Utilized   Balance
                         ---------   ---------    --------   -------
  Employee separations     $  515      $  -        ($114)    $  401
  Facility closings           798         -         (105)       693
  Other                       141         -           -         141
                         ---------   ---------    --------   -------
  Total                    $1,454      $  -        ($219)    $1,235
                         =========   =========    ========   =======

4. The components of inventories as of the balance sheet dates were as follows:

                             April 2, 1999   Jan. 1, 1999
                             -------------   ------------
Raw material and components     $ 9,511        $ 9,632
Work in process                   2,277          2,408
Finished goods                    7,138          6,885
Reserves                         (3,304)        (3,855)
                                 ------         ------
                                $15,622        $15,070
                                 ======         ======

5. Other accrued liabilities included an accrual primarily for workers' compensation of $1,474 and $1,602 at April 2, 1999 and January 1, 1999, respectively. Also included in other accrued liabilities was software licensing revenue that is recognized proportionally over the contract term. At April 2, 1999 and January 1, 1999, the Company deferred $1,464 and $1,429, respectively.

 The Company capitalized costs associated with the development of software for external use in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs are being amortized on a straight line basis over 2 to 3 years. Capitalized software development costs and associated amortization expense were $563 and $66, respectively, in the quarter ended April 2, 1999. Capitalized software development costs and associated amortization expense were $130 and $35, respectively, in the quarter ended April 3, 1998. As of April 2, 1999 and January 1, 1999, the net book value of capitalized software development costs were $1,261 and $764.

6. Effective February 23, 1999, the Company acquired all of the outstanding stock of ComOpt AB (ComOpt) for $4,098, including acquisition costs. The Company recorded goodwill of $3,892, which is being amortized on a straight-line basis over 10 years. Under the terms of the agreement, the Company will also pay ComOpt's shareholders additional amounts based upon the achievement of certain sales and operating income levels. Any additional payments will increase goodwill. ComOpt is part of the Company's Wireless Segment and was merged into SAFCO Technologies, Inc. operations.

 Effective January 3, 1998, the Company acquired all of the outstanding stock of Elemec Systems, Ltd. (Elemec) for $952, including acquisition costs. Elemec is part of the Company's Industrial Segment and was merged into GAI-Tronics Corporation's European operations.

7. Under the terms of a 1998 loan agreement with First Union National Bank, the Company has a working capital line of credit of $12,000 and an acquisition line of credit of $12,000. The agreement contains a number of financial and other covenants that, among other things, requires maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization and requires the Company to pay a commitment fee of one-quarter of one percent on the unused portion of the lines. The agreement also contains a provision that limits the working capital line of credit to a defined borrowing base consisting of eligible receivables and inventory amounts.

 Lines of credit are available through June 30, 1999 to fund both short-term cash needs as well as future acquisitions. As of April 2, 1999, the Company had an available working capital line of credit of $8,190, reduced by outstanding borrowings of $2,058, and issued letters of credit aggregating $1,966. The Company was in compliance with its debt covenants at April 2, 1999.

8. The Company has three reportable segments: Industrial, Access Products and Wireless. The Industrial Segment develops, assembles and markets communication systems for industrial operations. Industrial communication products are designed to operate under extraordinary plant conditions and provide emergency notification. In addition, the segment includes land mobile radio communications devices. The Access Products Segment designs and markets voice and data transmission system products. The access products provide access to telecommunications services and automated monitoring and maintenance of telecommunications network performance. The Wireless Segment's products and services focus on the measurement and analysis of signal strength, data communications and radio frequency transmitted between the wireless phone and cellsites. The Wireless Segment also provides radio frequency engineering design services.

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
                                              April 2,   April 3,
                                                1999       1998
 ------------------------------------------------------------------------------
 Sales
 Industrial                                 $ 16,124    $ 16,674
 Access Products                               6,552       6,713
 Wireless                                      5,947       4,588
                                              ------      ------
                                              28,623      27,975
 Segment Profit (Loss)
 Industrial                                    2,213       1,498
 Access Products                                 (18)        (74)
 Wireless                                       (652)     (2,063)

 General interest expense                       (222)       (365)
 General corporate expenses                     (941)     (1,247)
 Goodwill amortization                          (377)       (470)
 Interest income                                  94          28
                                           ---------   ---------
 Pre-tax income (loss) from
     continuing operations                   $    97    $ (2,693)
 ===============================================================================

9. In the first quarter of 1997, the Company accounted for both its Technical Services and Real Estate Segments as discontinued operations.

 On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group.

 The 1998 results for the Technical Services Segment have been classified as discontinued operations in the Consolidated Condensed Statements of Operations. Discontinued operations have not been segregated in the Consolidated Condensed Statements of Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Condensed Statements of Operations.

 Sales for the Technical Services Segment were $20,587 for the first quarter of 1998. The Real Estate Segment was sold in 1997.

10. The Company will adopt the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133), in the first quarter of 2000. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION.
(000's except for share and per share information)

Results of Operations

The Company reported net income from continuing operations for the first quarter of 1999 of $68, or $0.01 per share compared to a loss of $1,670, or $0.26 per share for the same period of 1998. The improvement was primarily due to increased sales and reduced expenses by the Wireless Segment, improved margins by the Industrial Segment, and reduced corporate expenses.

Sales increased 2% for the quarter from $27,975 in 1998 to $28,623 in 1999. The increase in sales was due to the Wireless Segment, offset in part by lower sales by the Industrial and Access Products Segments.

Effective February 23, 1999, the Company acquired all of the outstanding stock of ComOpt AB (ComOpt), a Swedish wireless software company, for $4,098, including acquisition costs. ComOpt is part of the Company's Wireless Segment.

The following is a breakdown of sales by segment:

                      1999              1998
                      ----              ----
Access Products    $ 6,552           $ 6,713
Industrial          16,124            16,674
Wireless             5,947             4,588
                    ------            ------
  Total            $28,623           $27,975
                    ======            ======

Access Products sales declined by 2% in 1999 compared to 1998, due to a reduction in customer demand for analog channel units and product issues, now resolved, which delayed orders and shipments for partnership sales. Industrial sales decreased 3% in 1999 compared to 1998, primarily because of lower sales by the Reading, Pennsylvania location due to sluggish capital spending by domestic crude oil related industries, offset in part by increased sales by their European operations. Wireless sales grew 30% year-over-year due to improved hardware sales, increased demand for engineering services and the ComOpt acquisition in February, 1999.

The consolidated gross profit percentage increased from 37% in 1998 to 41% in 1999. The increase was primarily due to product mix and price increases by the Industrial Segment, and to a lesser extent, product mix from the Wireless Segment.

Selling, General and Administration

Selling, general and administration decreased 9% in 1999 compared to 1998. As a percentage of sales, selling, general and administration was 30% and 34% in 1999 and 1998, respectively. The decreases were due to lower corporate expenses and to a lesser extent, lower expenses by the Wireless Segment.

Research and Development, Goodwill Amortization and Interest Expense

Research and development decreased 12% due to the capitalization of $563 during the first quarter of 1999 compared to the capitalization of $130 during the first quarter of 1998, for the development of software for external use in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed."

Goodwill amortization decreased 20% due to the write-off of goodwill as part of a charge during the second quarter of 1998, offset partially by new goodwill associated with the ComOpt acquisition.

Interest expense declined 39% due to the receipt of proceeds from the sale of discontinued operations in July, 1998, offset in part by the purchase of ComOpt.

Provision for taxes on income

The effective tax rate was 30% for 1999 and 38% for 1998. The change in the effective tax rate was due to the utilization of higher research and development tax credits.

Income from discontinued operations

In June 1996, the Company announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the Technical Services and Real Estate Segments. The decision was reached because of the Company's desire to focus its business only on telecommunications equipment and services. In accord with this decision, during the first quarter of 1997, the Company accounted for its Technical Services and Real Estate Segments as discontinued operations. During 1997, the Company began the divestiture of the businesses within these segments and completed the dispositions during 1998.

Discontinued operations in 1998 was represented by the Company's former subsidiary, Resource Consultants, Inc., which was sold in July 1998.

Liquidity and Capital Resources

Working capital decreased $3,358 in the first quarter of 1999. The decline in working capital was primarily due to the purchase of ComOpt. Amounts generated from operations, available cash and cash equivalents and an existing line of credit should provide adequate working capital through 1999. In addition, the Company eliminated the $0.10 per share quarterly dividend after the March 10, 1998 payment. This action provides additional funds to satisfy working capital requirements. The Company does not expect to make any contingent payments to former SAFCO Corporation shareholders during 1999.

Under the terms of a loan agreement, the Company has a maximum working capital line of credit of $12,000 and an acquisition line of credit of $12,000 with First Union National Bank that expire on June 30, 1999. The Company expects to renew the lines of credit on that date. The agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at April 2, 1999. The agreement also contains a provision that limits the working capital line of credit to a defined borrowing base consisting of eligible receivables and inventory amounts. As of April 2, 1999, the availability under the working capital line of credit was $8,190, before reductions for outstanding borrowings of $2,058 and issued letters of credit aggregating $1,966.

The Company estimates that its total capital expenditures in 1999, excluding acquisitions, will be approximately $4,200. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

The Company announced on April 28, 1999 that its Board of Directors had agreed to call for a vote of shareholders on changing the Company's capital structure to one class of common stock, all with equal voting rights. The Board will engage an investment banker for advice on key issues related to the proposed change and expects the vote will be taken at a shareholders meeting to be held no later than at the Annual Meeting in 2000.

Continued improvement in the Company's operations is dependent upon successful product releases within the Wireless Segment. Continued lack of demand for the analog products within the Access Products Segment could depress results; however, the Company is continuing the process of entering into new technology partnerships which are expected to offset declining analog product sales. Additionally the Company is currently developing its own new product for the access market, to be released in the third quarter of 1999.

The currency problems with certain Asian countries and in Brazil have had a negative impact to their economies. The Company currently sells to customers located in some of these countries and expects that there could be some impact from the currency problems on the volume or timing of products sold in those countries.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company will adopt SFAS 133 during the first quarter of 2000. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

In addition to its own Year 2000 compliance, the Company believes that its business could potentially be adversely impacted if its key suppliers and customers do not achieve timely and successful Year 2000 compliance with their systems/equipment. As such, the Company is in the process of contacting its key business partners to assess their Year 2000 readiness. The Company expects its Year 2000 compliance programs to be completed by the end of the third quarter of 1999. The total cost of achieving Year 2000 compliance is not expected to be material. All modification costs are being expensed as incurred.

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

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: projections regarding 1999 sales, capital requirements, product diversity, operating profitability, expected orders from contracts, market position, expected new technology partnerships, sales from new products, the effect of general economic conditions in the United States, Asia and Latin America, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services; and with respect to the Telecommunications business, technology change, and risks of product development and commercialization difficulties. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words such as "estimates", "positioned", "yields", "should generate", "appears", "viewed", "could", "would position", "expected",
"does not expect" and "should allow" indicate the presence of forward looking statements.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
 (a) Exhibits

  None.

 (b) Reports on Form 8-K

  (1) The registrant file Form 8-K on March 3, 1999 which announced the acquisition of ComOpt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Salient 3 Communications, Inc.

     /s/Paul H. Snyder
     Paul H. Snyder
     Senior Vice President and
     Chief Financial Officer

Date:  May 13, 1999