Form 10-Q
period 1999-07-02
SALIENT 3 COMMUNICATIONS INC
filed 1999-08-11
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 1999
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
    Yes  X    No
                                               Class A          Class B
                                               -------          -------
Number of shares of each class of
common stock outstanding as of
July 2, 1999 (including 156,250
shares of restricted stock
and excluding 2,846,930
Class A treasury shares):                    5,594,471          543,899

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information Pages

Item I.

 Consolidated Condensed Balance Sheets at
  July 2, 1999 (unaudited) and January 1, 1999

 Consolidated Condensed Statements of Operations for the six and three month periods ended July 2, 1999 and July 3, 1998 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the six month periods ended July 2, 1998 and July 3, 1998 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 July 2, 1999 and January 1, 1999
 (Unaudited)
 (000's)
                                                                  July 2,        January 1,
                                                                   1999             1999
                                                                ---------        ----------
 ASSETS

 Current assets:
 Cash and cash equivalents                                     $    1,150        $    2,582
 Accounts receivable, net of allowance
    for doubtful accounts of $1,837 and
    $1,711, respectively                                           23,059            27,342
 Inventories                                                       17,000            15,070
 Deferred income taxes                                              4,310             5,510
 Other current assets                                               7,449             5,551
                                                                   ------            ------
  Total current assets                                             52,968            56,055
                                                                   ------            ------

 Property, plant and equipment, at cost                            47,325            46,530
 Less accumulated depreciation and
   amortization                                                    24,822            23,648
                                                                   ------            ------
                                                                   22,503            22,882
                                                                   ------            ------
 Deferred income taxes                                              6,540             6,940
 Other assets                                                       3,350             3,350
 Software development costs                                         2,654               728
 Goodwill                                                          31,583            28,500
                                                                  -------           -------
  Total Assets                                                 $  119,598        $  118,455
                                                                  =======           =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                                 $    5,776        $    1,828
 Accounts payable                                                   7,893             7,200
 Salaries and wages                                                 1,100               987
 Income taxes, currently payable                                      770               466
 Estimated liability for contract losses                            1,756             1,756
 Other accrued liabilities                                          8,441            12,253
                                                                   ------            ------
  Total current liabilities                                        25,736            24,490
                                                                   ------            ------
 Long-term debt                                                    10,436            10,616
 Other long-term liabilities                                        5,233             5,360

Stockholders' equity:
 Common stock                                                       8,985             8,985
 Capital in excess of par value                                    37,092            37,394
 Warrants outstanding                                               1,755             1,665
 Retained earnings                                                 73,256            72,978
 Foreign currency translation adjustment                              (54)               99
 Deferred compensation-restricted stock                            (1,515)           (1,610)
 Treasury stock                                                   (41,326)          (41,522)
                                                                  -------           -------
                                                                   78,193            77,989
                                                                  -------           -------
  Total Liabilities and Stockholders' Equity                   $  119,598        $  118,455
                                                                  =======           =======

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share and per share information)

                                                                  Six Months Ended               Three Months Ended
                                                            ---------------------------    ----------------------------
                                                            July 2, 1999   July 3, 1998    July 2, 1999    July 3, 1998
                                                            ------------   ------------    ------------    ------------
 Sales                                                      $    56,220    $    57,747     $    27,597    $     29,772
 Cost of goods sold                                              33,678         39,408          16,703          21,795
                                                                 ------         ------          ------          ------
 Gross profit                                                    22,542         18,339          10,894           7,977

 Selling, general and administration                             16,827         18,666           8,220           9,204
 Research and development                                         4,352          5,396           1,931           2,640
 Goodwill impairment and
  restructuring charge                                              -           18,190             -            18,190
 Goodwill amortization                                              810            805             434             335
                                                                 ------         ------          ------          ------
 Operating profit (loss)                                            553        (24,718)            309         (22,392)
                                                                 ------         ------          ------          ------
 Interest income and other                                          374             74             280              46
 Interest expense                                                   530            829             289             434
                                                                 ------         ------          ------          ------
 Pre-tax income (loss)
  from continuing operations                                        397        (25,473)            300         (22,780)
                                                                 ------         ------          ------          ------
 Provision (Benefit) for taxes on income (loss)                     119         (5,131)             90          (4,108)
                                                                 ------         ------          ------          ------
 Net income (loss) from continuing operations                       278        (20,342)            210         (18,672)
                                                                 ------         ------          ------          ------
 Income from discontinued operations:
   Technical Services Segment (less
   applicable taxes of $733 for the
   six month period ended and $490
   for the three month period ended,
   respectively)                                                    -            1,197             -               799
                                                                 ------         ------          ------          ------
 Net income from discontinued operations                            -            1,197             -               799
                                                                 ------         ------          ------          ------
 Net income (loss)                                          $       278    $   (19,145)    $       210    $    (17,873)
                                                                 ======         ======          ======          ======

 Per share of common stock (basic and diluted):

   Net income (loss) from
    continuing operations                                   $      0.05    $     (3.24)    $      0.04    $      (2.99)

   Net income from discontinued operations:
        Technical Services Segment                          $       -      $      0.19     $       -      $       0.13
                                                                   ----           ----            ----            ----
   Net income (loss) per share                              $      0.05    $     (3.05)    $      0.04    $      (2.86)
                                                                   ====           ====            ====            ====

   Cash dividends per share                                 $       -      $      0.10     $       -      $        -

 Basic weighted average shares outstanding                    5,962,820      6,282,624       5,973,249       6,251,815

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)                                                           Six Months Ended
 (000'S)                                                           ----------------------
                                                                    July 2,       July 3,
                                                                     1999          1998
                                                                   --------       -------
 Cash flows from operating activities:

 Net income (loss)                                                $     278    $ (19,145)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
     Depreciation and amortization                                    3,218        3,376
     Goodwill write-off                                                 -         15,789
     Reserve provisions                                                 452        5,434
     Deferred income tax provision (benefit)                          1,600       (4,025)
     Restricted stock expense                                            95           70
     Changes in current assets and current liabilities
     net of effects from acquisitions:
      Accounts receivable and unbilled revenue                        4,417          321
      Inventories                                                    (2,095)          43
      Other current assets                                           (1,872)        (189)
      Accounts payable and salaries and wages                           664       (1,667)
      Other accrued liabilities                                      (4,015)       1,664
      Income taxes, currently payable                                   304       (2,060)
                                                                      -----        -----
      Net cash provided by (used for) operating activities            3,046         (389)
                                                                      -----        -----
 Cash flows from investing activities:

 Payments for acquisitions, net of cash acquired                     (3,967)        (952)
 Payments for property, plant and equipment                          (1,848)      (3,200)
 Software development costs                                          (2,052)        (151)
                                                                      -----        -----
      Net cash used for investing activities                         (7,867)      (4,303)
                                                                      -----        -----

 Cash flows from financing activities:

 Payment of debt                                                       (173)        (218)
 Borrowings under note payable                                        3,948        6,694
 Issuance of treasury stock in connection
   with stock purchase plan                                             143          205
 Payments to acquire treasury stock                                    (250)      (1,598)
 Cash dividends paid                                                    -           (644)
 Other, net                                                            (279)        (534)
                                                                      -----        -----
  Net cash provided by financing activities                           3,389        3,905
                                                                      -----        -----
 Net decrease in cash and cash equivalents                           (1,432)        (787)

 Cash and cash equivalents at beginning of period                     2,582        2,979
                                                                      -----        -----
 Cash and cash equivalents at end of period                       $   1,150    $   2,192
                                                                      =====        =====
 Supplemental cash flow disclosures:

 Interest paid                                                    $     503    $     803
                                                                      =====        =====
 Income taxes paid, net of refunds received                       $      52    $   1,708
                                                                      =====        =====


 The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(000's except for share and per share information)

1. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The Consolidated Condensed Balance Sheets and Statements of Operations were reclassified to conform with current period presentation. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended January 1, 1999 for further information.

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding excluding 156,250 shares of restricted stock. No preferred stock was outstanding as of July 2, 1999.

 Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period would be exercised and the related shares issued. Dilutive shares outstanding for the second quarter of 1999 and 1998 were 5,981,258 and 6,252,972, respectively. These additional shares had an immaterial effect on the Company's earnings per share calculation.

3. In the second quarter of 1999, the Company accrued for severance costs of $356 and wrote off $650 of inventory in connection with the consolidation of its Instruments Associates division into its GAI-Tronics, Reading, Pennsylvania facility. Also during the quarter, the Company determined that $1,000 of its reserves was no longer required and could be reduced. The effect of these adjustments was to increase cost of goods sold by $830 and reduce selling, general and administration by $824.

 In the second quarter of 1998, the Company recorded $23,089 as a result of charges for restructuring and asset impairment ($18,190), inventory write-downs ($4,353), and other miscellaneous expenses ($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share for the second quarter. The restructuring and asset impairment charges of $18,190 included: (a) $2,401 relating to severance and other costs for approximately 140 manufacturing employees due to outsourcing the manufacturing process at XEL Communications, Inc. (XEL), as well as the consolidation of manufacturing of the Instrument Associates Division of GAI-Tronics into its Reading, Pennsylvania headquarters and (b) an asset impairment charge of $15,789 relating to the write-down of the carrying value of goodwill related to XEL ($10,987 with no tax benefit) and the Instrument Associates Division of GAI-Tronics (pretax charge of $4,802) as a result of updated cash flow analysis. The Company also re-evaluated its product offerings and decided to discontinue certain low margin product lines. As a result, other expenses of the transition included inventory write-downs at the Company's SAFCO and XEL subsidiaries and Instrument Associates Division of $4,353, which are included in cost of goods sold, and miscellaneous expenses of $546, which are included in selling, general and administration.

 The following table displays a rollforward of the liabilities for the restructuring charge from January 1, 1999 to July 2, 1999:

                            January 1,                       July 2,
                              1999                 Amounts    1999
  Type of Cost               Balance   Additions   Utilized  Balance
  --------------------       -------   ---------   --------  -------
  Employee separations      $  515       $  -      $  (515)  $   -
  Facility closings            798          -         (555)     243
  Other                        141          -          (54)      87
                             -----        ----       -----      ---
  Total                     $1,454       $  -      $(1,124)  $  330
                             =====        ====       =====      ===

4. The components of inventories as of the balance sheet dates were as follows:

                                       July 2, 1999     Jan. 1, 1999
                                       ------------     ------------
 Raw material and components             $10,169          $ 9,632
 Work in process                           2,222            2,408
 Finished goods                            8,191            6,885
 Reserves                                 (3,582)          (3,855)
                                          ------           ------
                                         $17,000          $15,070
                                          ======           ======

5. Other accrued liabilities included an accrual primarily for workers' compensation of $1,276 and $1,602 at July 2, 1999 and January 1, 1999, respectively. Also included in other accrued liabilities was software licensing revenue that is recognized proportionally over the contract term. At July 2, 1999 and January 1, 1999, the Company deferred $1,397 and $1,429, respectively.

6. The Company capitalizes costs associated with the development of software for external use in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs are being amortized on a straight line basis over 2 to 3 years. Capitalized software development costs and associated amortization expense were $1,489 and $63, respectively, in the quarter ended July 2, 1999 and $21 and $105, respectively, in the quarter ended July 3, 1998. Capitalized software development costs and associated amortization expense were $2,052 and $126, respectively, for the six months ended July 2, 1999 and $151 and $139, respectively, for the six months ended July 3, 1998.

7. Effective February 23, 1999, the Company acquired all of the outstanding stock of ComOpt AB (ComOpt) for $4,098, including acquisition costs. The Company recorded goodwill of $3,892, which is being amortized on a straight-line basis over 10 years. Under the terms of the agreement, the Company will also pay ComOpt's former shareholders additional amounts based upon the achievement of certain sales and operating income levels. Any additional payments will increase goodwill. ComOpt is part of the Company's Wireless Segment and was merged into SAFCO Technologies, Inc. operations.

 Effective January 3, 1998, the Company acquired all of the outstanding stock of Elemec Systems, Ltd. (Elemec) for $952, including acquisition costs. Elemec is part of the Company's Industrial Segment and was merged into GAI-Tronics Corporation's European operations.

8. Under the terms of a 1998 loan agreement with First Union National Bank, the Company has a working capital line of credit of $12,000 and an acquisition line of credit of $12,000. The agreement contains a number of financial and other covenants that, among other things, requires maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization and requires the Company to pay a commitment fee of one-quarter of one percent on the unused portion of the lines. The agreement also contains a provision that limits the working capital line of credit to a defined borrowing base consisting of eligible receivables and inventory amounts. The Company was in compliance with its debt covenants at July 2, 1999.

 Lines of credit are available through August 31, 1999 to fund both short-term cash needs as well as future acquisitions. The Company is in the process of negotiating a new loan agreement. As of July 2, 1999, the Company had an available working capital line of credit of $9,251, reduced by outstanding borrowings of $5,776, and issued letters of credit aggregating $2,026.

9. The Company has three reportable segments: Industrial, Access Products and Wireless. The Industrial Segment develops, assembles and markets communication systems for industrial operations. Industrial communication products are designed to operate under extraordinary plant conditions and provide emergency notification. In addition, the segment includes land mobile radio communications devices. The Access Products Segment designs and markets voice and data transmission system products. The access products provide access to telecommunications services and automated monitoring and maintenance of telecommunications network performance. The Wireless Segment's products and services focus on the measurement and analysis of signal strength, data communications and radio frequency transmitted between the wireless phone and cellsites. The Wireless Segment also provides radio frequency engineering design services.

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

                                          Three Months Ended     Six Months Ended
                                        ---------------------- ---------------------
                                          July 2,      July 3,   July 2,     July 3,
                                           1999         1998      1999        1998
 -----------------------------------------------------------------------------------
 Sales
 Industrial                             $ 14,377     $ 17,406    $ 30,501    $ 34,080
 Access Products                           4,141        6,799      10,692      13,512
 Wireless                                  9,079        5,567      15,027      10,155
                                        --------     --------    --------    --------
                                          27,597       29,772      56,220      57,747
                                        --------     --------    --------    --------
 Segment Profit (Loss)
 Industrial                                  133        2,127       2,346       3,625
 Access Products                            (581)         564        (599)        490
 Wireless                                  1,828         (646)      1,176      (2,708)

 General interest expense                   (274)        (406)       (496)       (771)
 General corporate expenses               (1,002)      (1,041)     (1,944)     (2,289)
 Goodwill amortization                      (434)        (335)       (810)       (805)
 Goodwill impairment,
  restructuring and other
  charges                                   (650)     (23,089)       (650)    (23,089)
 UESC reserve reversal                     1,000          -         1,000         -
 Interest income                             280           46         374          74
                                        --------     --------   ---------   ---------
 Pre-tax income (loss) from
     continuing operations              $    300     $(22,780)   $    397    $(25,473)
 =====================================================================================

10. In the first quarter of 1997, the Company accounted for both its Technical Services and Real Estate Segments as discontinued operations.

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

 Sales for the Technical Services Segment were $22,073 and $42,660 for the three and six month periods ended July 3, 1998. The Real Estate Segment was sold in 1997.

11. The Company will adopt the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133), in the first quarter of 2001. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION.
(000's except for share and per share information)

Results of Operations

The Company reported net income from continuing operations for the second quarter of 1999 of $210, or $0.04 per share compared to a loss of $18,672 or $2.99 per share for the same period of 1998. Included in the results for the second quarter of 1998 were expenses of $23,089 resulting from charges for restructuring and asset impairment ($18,190), inventory write-downs ($4,353), and other miscellaneous expenses ($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share during the second quarter. As part of a cost reduction initiative in the second quarter of 1999, the Industrial Segment accrued for severance costs of $356 and wrote off $650 of inventory in connection with the consolidation of its Instrument Associates division into its GAI-Tronics, Reading, Pennsylvania facility.
Also during the quarter, the Company determined that $1,000 of its reserves was no longer required and could be reduced. The effect of these adjustments was to increase cost of goods sold by $830 and reduce selling, general and administration by $824.

The restructuring and asset impairment charges of $18,190 in 1998 included $2,401 relating to severance and other costs of outsourcing the manufacturing process at XEL Communications, Inc.
(XEL), as well as the consolidation of manufacturing of the Instrument Associates Division of GAI-Tronics Corporation into the Company's Reading, Pennsylvania headquarters. These charges also included an asset impairment charge of $15,789 relating to the write-down of the carrying value of goodwill related to XEL ($10,987 with no tax benefit) and the Instrument Associates Division of GAI-Tronics (pretax charge of $4,802).

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

Excluding the one time charges and adjustments, the Company reported net income from continuing operations for the second quarter of 1999 of $214, or $0.04 per share compared to $192 or $0.03 per share for the same period of 1998. The improvement was primarily due to increased sales by the Wireless Segment, lower research and development expense and reduced interest expense, offset in part, by lower sales and lower gross margins by the Industrial and Access Products Segments.

The reduction of research and development expense in the second quarter of 1999 was due to the Company capitalizing more software under development than it had in prior periods as development efforts at SAFCO (Wireless Segment) and XEL (Access Products Segment) have become much more focused on products that will generate sales over an extended period, versus performing research and providing maintenance on existing products. The net amount capitalized, after related amortization, was $1,426 in the quarter and $1,926 in the six months, compared to $12 for the first six months of 1998.

For the six month period ended July 2, 1999, the Company reported net income from continuing operations of $282 or $0.05 per share before adjustments, versus a loss of $1,478 or $0.24 per share from continuing operations and before the one time charges in 1998. The improvement was primarily due to increased sales and higher gross margins in the Wireless Segment, lower research and development expense, and reduced interest and corporate expense, offset in part by lower sales by the Industrial and Access Products Segments.

Sales decreased 3% and 7% for the six and three month periods in 1999, respectively, compared to the same periods in 1998. The decrease in sales was due to a decline in sales in the Industrial and Access Products Segments, offset by a significant increase in sales in the Wireless Segment.

The following is a breakdown of sales by segment:

                   Year to Date         Second Quarter
                   1999     1998         1999     1998
                   ----     ----         ----     ----
Industrial       $30,501  $34,080      $14,377  $17,406
Access Products   10,692   13,512        4,141    6,799
Wireless          15,027   10,155        9,079    5,567
                  ------   ------       ------   ------
  Total          $56,220  $57,747      $27,597  $29,772
                  ======   ======       ======   ======

Wireless sales increased 48% and 63% for the six and three month periods in 1999, respectively, compared to the same periods in 1998. The increase in wireless sales was due to strong sales growth in North America, Latin America, Asia and Europe, and the ComOpt acquisition in February, 1999. Significant sales growth was realized across both product sales and engineering services. New wireless network buildouts, increased subscriber loading on existing networks, and wireless technology change-overs continue to drive demand for the Company's products and services.

Industrial sales declined 11% and 17% for the six and three month periods in 1999, respectively, compared to the same periods in 1998. The decline in sales was due largely to a continuing soft order flow from the Segment's customers in oil related industries. While the price per barrel of crude oil has increased significantly over the last several months, the increased capital spending that normally follows a higher oil price has not yet occurred.

For the six and three month periods ended July 2, 1999, the Access Products Segment's sales declined by 21% and 39% compared to the comparable periods in 1998. The decrease in sales was due to the continued decline in revenue of the legacy product line and continuing issues with the Company's partnership multiple access platform, XPP, impeded its ability to offset the decline.

Excluding the one time charges in 1998, and the adjustments in 1999, the consolidated gross profit percentage was 42% for both the six and three month periods in 1999, compared to 39% and 41% for the same periods in 1998. The increase was primarily due to increased sales and higher gross margins in the Wireless Segment, offset in part, by lower gross margins in the Access Products Segment.

Selling, General and Administration

Selling, general and administration expense decreased 10% and 11% in the first half and second quarter of 1999 compared to the same periods in 1998. As a percentage of sales, selling, general and administration expense was 30% for the six and three month periods ended July 2, 1999, compared to 32% and 31% for comparable periods in 1998. The decrease arose primarily from the adjustment in the second quarter of 1999 which reduced selling, general and administration costs by $824, combined with a non-recurring charge in the second quarter of 1998 that increased costs by $546.

Research and Development, Goodwill Amortization and Interest Expense

Research and development decreased 19% and 27% for the six and three month periods ended July 2, 1999, compared to the same periods in 1998 due to the capitalization of software for external use in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

Goodwill amortization increased 1% and 30% for the six and three month periods ended July 2, 1999, compared to the same periods in 1998 because of the additional goodwill generated in the ComOpt acquisition, offset by the write-off of goodwill as part of a charge during the second quarter of 1998.

Interest expense declined 36% and 33% for the six and three month periods ended July 2, 1999, compared to the same periods in 1998 due to the receipt of proceeds from the sale of discontinued operations in July, 1998, offset in part by the purchase of ComOpt.

Provision for taxes on income

The effective tax rate was 30% for 1999 and 38% for 1998 excluding one time charges. The change in the effective tax rate was due to the utilization of higher research and development tax credits.

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

Discontinued operations in 1998 were represented by the Company's former subsidiary, Resource Consultants, Inc., which was sold in July, 1998.

Liquidity and Capital Resources

Working capital decreased $4,333 in the first half of 1999. The decline in working capital was primarily due to the purchase of ComOpt. Amounts generated from operations, available cash and cash equivalents and an existing line of credit should provide adequate working capital through 1999. The Company is in the process of negotiating a new loan agreement. The Company does not expect to make any contingent payments to former SAFCO Corporation shareholders during 1999.

Under the terms of the current loan agreement, the Company has a maximum working capital line of credit of $12,000 and an acquisition line of credit of $12,000 with First Union National Bank that expire on August 31, 1999. The Company expects to renew the lines of credit on that date. The agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at July 2, 1999. The agreement also contains a provision that limits the working capital line of credit to a defined borrowing base consisting of eligible receivables and inventory amounts. As of July 2, 1999, the availability under the working capital line of credit was $9,251, before reductions for outstanding borrowings of $5,776 and issued letters of credit aggregating $2,026.

The Company estimates that its total capital expenditures in 1999, excluding acquisitions, will be approximately $3,500. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

Continued improvement in the Company's operations is dependent upon successful product releases within the Wireless Segment. Continued lack of demand for the analog products within the Access Products Segment could depress results; however, the Company is continuing the process of entering into new technology partnerships which are expected to offset declining analog product sales. Additionally, the Company recently introduced its new "Shark" multiple access platform at the "SuperComm" communications trade show in Atlanta, Georgia. "Shark" is expected to begin shipping in the fourth quarter of 1999.

The Company announced on April 28, 1999 that its Board of Directors had agreed to call for a vote of shareholders on changing the Company's capital structure to one class of common stock, all with equal voting rights. The Board has engaged an investment banker for advice on key issues related to the proposed change and expects the vote will be taken at a shareholders meeting to be held no later than at the Annual Meeting in 2000.

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

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on April 27, 1999, the shareholders elected two directors and approved the retention of the current independent auditors.

The results of the voting were as follows:

For Director                      Granted       Withheld
---------------------             -------       --------
Paul H. Snyder                     402,157       36,141
Donald K. Wilson, Jr.              421,657       16,641

                                                                         BROKER
Other proposals                     FOR          AGAINST    ABSTAIN    NON-VOTES
----------------------------        ---          -------    -------    ---------
Ratification of appointment
   of Arthur Andersen LLP
   as independent auditors         424,677        9,966      3,654          -

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

Date:  August 11, 1999