Form 10-Q
period 1999-10-01
SALIENT 3 COMMUNICATIONS INC
filed 1999-11-12
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q
(Mark One)
* QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 1999
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
    Yes  X    No
                                          Class A        Class B
                                          -------        -------
Number of shares of each class of
common stock outstanding as of
October 1, 1999 (including 156,250
shares of restricted stock
and excluding 2,850,550
Class A treasury shares):               5,620,377        514,373

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

Item I.

 Consolidated Condensed Balance Sheets at
  October 1, 1999 (unaudited) and January 1, 1999

 Consolidated Condensed Statements of Operations for the nine and three month periods ended October 1, 1999 and October 2, 1998 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the nine month periods ended October 1, 1999 and October 2, 1998 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item II.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 October 1, 1999 and January 1, 1999
 (Unaudited)
 (000's)
                                                                 October 1,        January 1,
                                                                   1999              1999
 ASSETS

 Current assets:
 Cash and cash equivalents                                     $      883        $    2,582
 Accounts receivable, net of allowance
    for doubtful accounts of $1,780 and
    $1,711, respectively                                           25,829            27,342
 Inventories                                                       16,969            15,070
 Deferred income taxes                                              4,510             5,510
 Other current assets                                               7,417             5,551
                                                                   ------            ------
         Total current assets                                      55,608            56,055
                                                                   ------            ------

 Property, plant and equipment, at cost                            46,771            46,530
 Less accumulated depreciation and
   amortization                                                    25,973            23,648
                                                                   ------            ------
                                                                   20,798            22,882
                                                                   ------            ------
 Deferred income taxes                                              6,040             6,940
 Other assets                                                       2,850             3,350
 Software development costs                                         3,406               728
 Goodwill                                                          31,149            28,500
                                                                  -------           -------
         Total Assets                                          $  119,851        $  118,455
                                                                  =======           =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                                 $    1,938        $    1,828
 Accounts payable                                                   8,406             7,200
 Salaries and wages                                                 1,462               987
 Income taxes, currently payable                                      692               466
 Estimated liability for contract losses                            1,756             1,756
 Other accrued liabilities                                          7,899            12,253
                                                                   ------            ------
         Total current liabilities                                 22,153            24,490
                                                                   ------            ------
 Long-term debt                                                    13,846            10,616
 Other long-term liabilities                                        5,164             5,360

Stockholders' equity:
 Common stock                                                       8,985             8,985
 Capital in excess of par value                                    37,092            37,394
 Warrants outstanding                                               1,755             1,665
 Retained earnings                                                 73,555            72,978
 Foreign currency translation adjustment                              126                99
 Deferred compensation-restricted stock                            (1,468)           (1,610)
 Treasury stock                                                   (41,357)          (41,522)
                                                                  -------           -------
                                                                   78,688            77,989
                                                                  -------           -------
         Total Liabilities and Stockholders' Equity            $  119,851        $  118,455
                                                                  =======           =======

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share and per share information)

                                                        Nine Months Ended                  Three Months Ended
                                                   ---------------------------        ---------------------------
                                                   October 1,       October 2,        October 1,       October 2,
                                                      1999             1998              1999             1998
                                                   ----------       ----------        ----------       ----------
 Sales                                            $    84,032      $    86,227       $    27,812     $     28,480
 Cost of goods sold                                    49,530           55,812            15,852           16,403
                                                       ------           ------            ------           ------
 Gross profit                                          34,502           30,415            11,960           12,077

 Selling, general and administration                   25,597           26,888             8,770            8,223
 Research and development                               6,440            8,109             2,088            2,713
 Goodwill impairment and
  restructuring charge                                    -             18,190               -                -
 Goodwill amortization                                  1,243            1,144               433              339
                                                       ------           ------            ------           ------
 Operating profit(loss)                                 1,222          (23,916)              669              802
                                                       ------           ------            ------           ------
 Interest income and other                                471              169                97               95
 Interest expense                                         869            1,069               339              240
                                                       ------           ------            ------           ------
 Pre-tax income(loss)
  from continuing operations                              824          (24,816)              427              657
                                                       ------           ------            ------           ------
 Provision(Benefit) for
   taxes on income(loss)                                  247           (4,880)              128              251
                                                       ------           ------            ------           ------
 Net income(loss) from
   continuing operations                                  577          (19,936)              299              406
                                                       ------           ------            ------           ------
 Income(loss) from discontinued operations:
  Technical Services Segment (less applicable
  tax provision(benefit) of $643 for the
  nine month period ended and $(90)
  for the three month period ended,
  respectively)                                           -              1,050               -               (147)

  Gain on disposal of subsidiary
  (less applicable income taxes
  of $0 for the nine and three
  month periods ended)                                    -                100               -                100
                                                       ------           ------            ------           ------
 Net income(loss) from discontinued
   operations                                             -              1,150               -                (47)
                                                       ------           ------            ------           ------
 Net income(loss)                                 $       577      $   (18,786)      $       299     $        359
                                                       ======           ======            ======           ======

 Per share of common stock
   (basic and diluted):

  Net income(loss) from
   continuing operations                          $      0.10      $     (3.21)      $      0.05     $       0.07

  Net income(loss) from discontinued
    operations:
       Technical Services Segment                 $       -        $      0.17       $       -       $      (0.03)

       Disposal of subsidiary                     $       -        $      0.02       $       -       $       0.02
                                                         ----             ----              ----             ----
  Net income(loss) per share                      $      0.10      $     (3.02)      $      0.05     $       0.06
                                                         ====             ====              ====             ====
  Cash dividends per share                        $       -        $      0.10       $       -       $        -

 Basic weighted average shares
   outstanding                                      5,968,324        6,217,698         5,979,333        6,087,845

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)                                                          Nine Months Ended
 (000's)                                                           -----------------------
                                                                   October 1,   October 2,
                                                                      1999         1998
                                                                   ----------   ----------
 Cash flows from operating activities:

 Net income (loss)                                                 $     577    $ (18,786)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
     Gain on sale of subsidiary                                          -           (100)
     Depreciation and amortization                                     5,106        4,921
     Goodwill write-off                                                  -         15,789
     Reserve provisions                                                  598        5,482
     Deferred income tax provision (benefit)                           1,900       (4,440)
     Restricted stock expense                                            142          107
     Changes in current assets and current liabilities
     net of effects from acquisitions and disposition:
      Accounts receivable and unbilled revenue                         1,561         (481)
      Inventories                                                     (2,124)          63
      Other current assets                                            (1,840)         (42)
      Accounts payable and salaries and wages                          1,539       (1,809)
      Other accrued liabilities                                       (4,560)       1,700
      Income taxes, currently payable                                    226       (2,184)
                                                                       -----        -----
  Net cash provided by operating activities                            3,125          220
                                                                       -----        -----
 Cash flows from investing activities:

 Payments for acquisitions, net of cash acquired                      (3,967)        (952)
 Payments for property, plant and equipment                           (2,343)      (4,630)
 Proceeds from sale of subsidiary                                        -         13,732
 Software development costs                                           (3,069)        (442)
 Proceeds from sale of property, plant
  and equipment                                                        1,012          -
                                                                       -----        -----
  Net cash provided by (used for) investing activities                (8,367)       7,708
                                                                       -----        -----

 Cash flows from financing activities:

 Proceeds from issuance of debt                                        3,500          -
 Payment of debt                                                        (259)        (299)
 Borrowings (Repayments) under note payable                              110       (6,213)
 Proceeds from notes receivable                                          500          500
 Issuance of treasury stock in connection
   with stock purchase plan                                              143          205
 Payments to acquire treasury stock                                     (281)      (3,104)
 Cash dividends paid                                                     -           (644)
 Other, net                                                             (170)        (401)
                                                                       -----        -----
  Net cash provided by (used for) financing activities                 3,543       (9,956)
                                                                       -----        -----
 Net decrease in cash and cash equivalents                            (1,699)      (2,028)

 Cash and cash equivalents at beginning of period                      2,582        2,979
                                                                       -----        -----
 Cash and cash equivalents at end of period                        $     883    $     951
                                                                       =====        =====
 Supplemental cash flow disclosures:

 Interest paid                                                     $     804    $   1,084
                                                                       =====        =====
 Income taxes paid, net of refunds received                        $     230    $   1,992
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

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding excluding 156,250 and 111,250 shares of restricted stock for 1999 and 1998, respectively. No preferred stock was outstanding as of October 1, 1999.

 Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period would be exercised and the related shares issued. Dilutive shares outstanding for the third quarter of 1999 and 1998 were 5,986,853 and 6,089,997, respectively. Dilutive shares outstanding for the nine month periods ended October 1, 1999 and October 2, 1998 were 5,976,257 and 6,223,542. These additional shares had an immaterial effect on the Company's earnings per share calculation.

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

 The following table displays a rollforward of the liabilities for the restructuring charge from January 1, 1999 to October 1, 1999:

                             January 1,                              October 1,
                               1999                        Amounts     1999
  Type of Cost                Balance      Additions       Utilized   Balance
  --------------------       ----------    ---------       --------  ----------
  Employee separations       $  515         $  -           $  (515)    $   -
  Facility closings             798            -              (596)       202
  Other                         141            -               (54)        87
                              -----          -----           -----      -----
  Total                      $1,454         $  -           $(1,165)    $  289
                              =====          =====           =====      =====

4. The components of inventories as of the balance sheet dates were as follows:

                                       Oct. 1, 1999      Jan. 1, 1999
                                       ------------      ------------
 Raw material and components             $ 8,803           $ 9,632
 Work in process                           2,472             2,408
 Finished goods                            7,103             6,885
 Reserves                                 (1,409)           (3,855)
                                          ------            ------
                                         $16,969           $15,070
                                          ======            ======

5. Other accrued liabilities included an accrual primarily for workers' compensation of $1,146 and $1,602 at October 1, 1999 and January 1, 1999, respectively. Also included in other accrued liabilities was software licensing revenue that is recognized proportionally over the contract term. At October 1, 1999 and January 1, 1999, the Company deferred $1,685 and $1,429, respectively.

6. The Company capitalizes costs associated with the development of software for external use in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs are being amortized on a straight line basis over 2 to 3 years. Capitalized software development costs and associated amortization expense were $1,017 and $265, respectively, in the quarter ended October 1, 1999 and $291 and $59, respectively, in the quarter ended October 2, 1998. Capitalized software development costs and associated amortization expense were $3,069 and $391, respectively, for the nine months ended October 1, 1999 and $442 and $198, respectively, for the nine months ended October 2, 1998.

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

8. Under the terms of a 1999 loan agreement with First Union National Bank, the Company has a working capital line of credit of $12,000 and an acquisition line of credit of $6,000. The agreement contains a number of financial and other covenants that, among other things, require maintenance of a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization and require the Company to pay a commitment fee of one-quarter of one percent on the unused portion of the lines. The agreement also contains a provision that limits the working capital line of credit to a defined borrowing base consisting of eligible receivables and inventory amounts. The Company was in compliance with its debt covenants at October 1, 1999.

 Lines of credit are available through June 30, 2000 to fund both short-term cash needs as well as future acquisitions. As of October 1, 1999, the Company had an available working capital line of credit of $9,747, reduced by outstanding borrowings of $1,938, and issued letters of credit aggregating $2,021.

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

                                 Three Months Ended         Nine Months Ended
                                ----------------------    ---------------------
                                Oct. 1,        Oct. 2,    Oct. 1,       Oct. 2,
                                 1999           1998       1999          1998
 ------------------------------------------------------------------------------
 Sales
 -----
 Industrial                    $ 14,829       $ 15,030   $ 45,330      $ 49,110
 Access Products                  4,642          5,178     15,334        18,690
 Wireless                         8,341          8,272     23,368        18,427
                                 ------         ------     ------        ------
                                 27,812         28,480     84,032        86,227
                                 ------         ------     ------        ------
 Segment Profit (Loss)
 ---------------------
 Industrial                       1,085          1,204      3,431         4,829
 Access Products                   (244)          (201)      (843)          289
 Wireless                         1,320          1,147      2,496        (1,561)
 General interest expense          (326)          (277)      (822)       (1,048)
 General corporate expenses      (1,072)          (972)    (3,016)       (3,261)
 Goodwill amortization             (433)          (339)    (1,243)       (1,144)
 Goodwill impairment,
  restructuring and other
  charges                            -              -        (650)      (23,089)
 UESC reserve reversal               -              -       1,000            -
 Interest income and other           97             95        471           169
                               --------       --------  ---------     ---------
 Pre-tax income (loss) from
     continuing operations     $    427       $    657   $    824     $ (24,816)
 ==============================================================================

10. In the first quarter of 1997, the Company accounted for both its Technical Services and Real Estate Segments as discontinued operations.

 On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $19,317, substantially all in cash. The sale price included a $2,750 note with an 8% interest rate and principal payments due through 2004, that is recorded in other assets. The sale resulted in an after tax gain of $100, or $.02 per share. Proceeds of the sale were used to pay down outstanding bank debt.

 The 1998 results for the Technical Services Segment have been classified as discontinued operations in the Consolidated Condensed Statements of Operations. Discontinued operations have not been segregated in the Consolidated Condensed Statements of Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Condensed Statements of Operations.

 Sales for the Technical Services Segment were $5,591 and $48,251 for the three and nine month periods ended October 2, 1998. The Real Estate Segment was sold in 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION.
(000's except for share and per share information)

Results of Operations

The Company reported net income from continuing operations for the third quarter of 1999 of $299, or $0.05 per share compared to $406 or $.07 per share for the same period of 1998. The decrease was primarily due to higher selling, general and administration expenses in the Industrial and Access Products Segments and lower gross margins in the Wireless Segment, offset in part, by lower research and development expenses in the Wireless and Access Products Segments.

The reduction in research and development expense in the third quarter of 1999 was due to the Company's capitalizing more software under development than it had in the third quarter of 1998 as development efforts at SAFCO (Wireless Segment) and XEL (Access Products Segment) have become much more focused on products that will generate sales over an extended period versus performing research and providing maintenance on existing products. The net amount capitalized, after related amortization, was $2,678 and $752 for the nine and three month periods in 1999, respectively, compared to $244 and $232 for the nine and three month periods in 1998, respectively.

Included in the results for the first nine months of 1998 were expenses of $23,089 resulting from charges for restructuring and asset impairment ($18,190), inventory write-downs ($4,353), and other miscellaneous expenses ($546). The $23,089 charge after an income tax benefit of $4,225 was $18,864 or $3.02 per share during the second quarter. As part of a cost reduction initiative in the second quarter of 1999, the Industrial Segment accrued for severance costs of $356 and wrote off $650 of inventory in connection with the consolidation of its Instrument Associates division into its GAI-Tronics, Reading, Pennsylvania facility.
Also during the second quarter of 1999, the Company determined that $1,000 of its reserves was no longer required and could be reduced. The effect of these adjustments was to increase cost of goods sold by $830 and reduce selling, general and administration by $824.

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

For the nine month period ended October 1, 1999, the Company reported net income from continuing operations of $581 or $0.10 per share before adjustments, versus a loss of $1,072 or $0.17 per share from continuing operations and before the one time charges in 1998. The improvement was primarily due to increased sales and lower net reported research and development expenses in the Wireless Segment, and reduced interest and corporate expense, offset in part by the impact of lower sales in the Industrial and Access Products Segments.

Sales decreased 3% and 2% for the nine and three month periods in 1999, respectively, compared to the same periods in 1998. For the nine month period, the decrease in sales was due to a decline in sales in the Industrial and Access Products Segments, offset by a significant increase in sales in the Wireless Segment. For the three month period, the decrease in sales was due to a decline in sales in the Access Products and Industrial Segments.

The following is a breakdown of sales by segment:

                     Year to Date       Third Quarter
                     1999    1998       1999     1998
                     ----    ----       ----     ----
Industrial        $45,330  $49,110   $14,829   $15,030
Access Products    15,334   18,690     4,642     5,178
Wireless           23,368   18,427     8,341     8,272
                   ------   ------    ------    ------
  Total           $84,032  $86,227   $27,812   $28,480
                   ======   ======    ======    ======

Wireless sales increased 27% and 1% for the nine and three month periods in 1999, respectively, compared to the same periods in 1998. For the nine month period, the increase in wireless sales was due to strong sales growth in North America, Latin America and Europe, and the ComOpt acquisition in February, 1999. Significant sales growth was realized across both test and measurement products and engineering services. New wireless network buildouts, increased subscriber loading on existing networks, and wireless technology change-overs continue to drive demand for the Company's products and services. For the three month period, revenue from the Segment's Asian markets, except for Japan, was disappointing and was the primary reason that revenue failed to significantly exceed prior year.

Industrial sales declined 8% and 1% for the nine and three month periods in 1999, respectively, compared to the same periods in 1998. The decline in sales was due largely to a continuing soft order flow from the Segment's customers in oil related industries. While the price per barrel of crude oil has increased significantly over the last several months, the increased capital spending that normally follows a higher oil price has not yet impacted Industrial sales.

Access Products sales declined 18% and 10% for the nine and three month periods in 1999, respectively, compared to the same periods in 1998. The decline was due to a continued low level of core product orders and disappointing sales of the Company's partnership multiple access platform, XPP. At the end of the third quarter and into the first few weeks of the fourth quarter, core product orders began to increase, indicating that certain customers' re-use programs may be winding down.

Excluding the one time charges in 1998, and the adjustments in 1999, the consolidated gross profit percentages were 42% and 43% for the nine and three month periods in 1999, compared to 40% and 42% for the same periods in 1998. The increase in the nine month period was primarily due to a higher percentage of Wireless sales which have a higher gross margin. The increase in the third quarter was due to improved gross margins in both the Access Products and Industrial Segments.

Selling, General and Administration

Selling, general and administration expense decreased 5% in the nine months and increased 7% in the third quarter of 1999 compared to the same periods in 1998. For the nine month period, the decrease arose primarily from the adjustment in the first nine months of 1999 which reduced selling, general and administration costs by $824, combined with a non-recurring charge in the second quarter of 1998 that increased costs by $546. For the quarter, the increase was due to increases at all three Segments and higher corporate expenses. As a percentage of sales, selling, general and administration expense was 31% and 32% for the nine and three month periods ended October 1, 1999, respectively, compared to 31% and 29% for comparable periods in 1998. For the nine month period, the percentage was flat, primarily because of the adjustment in the second quarter of 1999 which reduced selling, general and administration costs by $824, combined with a non-recurring charge in the second quarter of 1998 that increased costs by $546, offset by higher percentages in the Industrial and Access Products Segments. For the three month period, the percentage increased due to higher corporate expenses and a higher percentage in the Access Products Segment.

Research and Development, Goodwill Amortization and Interest Expense

Research and development decreased 21% and 23% for the nine and three month periods ended October 1, 1999, compared to the same periods in 1998, due to the capitalization of software for external use in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

Goodwill amortization increased 9% and 28% for the nine and three month periods ended October 1, 1999, compared to the same periods in 1998 because of the additional goodwill generated in the ComOpt acquisition, offset by the lower base associated with the write-off of goodwill as part of a charge during the second quarter of 1998.

Interest expense declined 19% for the nine month period and increased 41% for the three month period ended October 1, 1999, compared to the same periods in 1998. For the nine month period, the decrease was due to the receipt of proceeds from the sale of a subsidiary included in discontinued operations in July, 1998, offset in part by the purchase of ComOpt. For the three month period, the increase was due to the purchase of ComOpt, cash used for capitalized software development, offset in part by the receipt of proceeds in July, 1998 from the sale of a subsidiary included in discontinued operations.

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

Liquidity and Capital Resources

Working capital increased $1,890 in the first nine months of 1999. The increase in working capital was primarily due to the sale of real estate for its net book value of $1,012 and a principal payment on the note receivable relating to the sale of the Real Estate Segment. Amounts generated from operations, available cash and cash equivalents and an existing line of credit should provide adequate working capital. The Company does not expect to make any contingent payments to former SAFCO Corporation shareholders during 1999.

Under the terms of the current loan agreement, the Company has a maximum working capital line of credit of $12,000 and an acquisition line of credit of $6,000 with First Union National Bank that expire on June 30, 2000. The agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at October 1, 1999. The agreement also contains a provision that limits the working capital line of credit to a defined borrowing base consisting of eligible receivables and inventory amounts. As of October 1, 1999, the availability under the working capital line of credit was $9,747, before reductions for outstanding borrowings of $1,938 and issued letters of credit aggregating $2,021.

The Company estimates that its total capital expenditures in 1999, excluding acquisitions, will be approximately $3,200. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

On October 27, 1999, the Company announced that the Board of
Directors has retained Robert W. Baird & Co. to assist in evaluating and pursuing various strategic alternatives intended to enhance shareholder value.

The Company expects to provide no further announcements on this process until conclusions are reached, which are not expected until next year. The Company is also continuing to consider, in the same timeframe, the previously announced proposed change in the Company's capital structure to one class of common stock.

During the quarter, the Company entered into a letter of intent to acquire a small European designer (under $5,000 in revenue) of a complementary communication technology which should, if the acquisition is completed as expected in the fourth quarter, dramatically expand this Segment's worldwide addressable market.

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

In addition to its own Year 2000 compliance, the Company believes that its business could potentially be adversely impacted if its key suppliers and customers do not achieve timely and successful Year 2000 compliance with their systems/equipment. As such, the Company has contacted its key business partners to assess their Year 2000 readiness. The Company believes that its Year 2000 compliance programs are substantially complete and any unresolved issues will not significantly affect normal business operations in 2000. The total cost of achieving Year 2000 compliance has not been and is not expected to be material. All modification costs are being expensed as incurred.

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

Date:  November 12, 1999