Form 10-K
period 1999-12-31
SALIENT 3 COMMUNICATIONS INC
filed 2000-03-17
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
__________
FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended   December 31, 1999
 OR

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

The aggregate market value of the registrant's Class B (voting) Common Stock held by non-affiliates computed by reference to the NASDAQ National Market System closing sale price for the registrant's Class A (non-voting) Common Stock at January 28, 2000, was $4,245.

                                             Class A       Class B
                                             -------       -------
Number of shares of each class
of common stock outstanding as
of January 28, 2000 (including
156,250 shares of restricted stock
and excluding 2,837,709 treasury shares):   5,640,996      506,595

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

The registrant manufactures and provides telecommunications equipment and services to the industrial, access products and wireless communication markets. The registrant's primary subsidiaries consist of GAI-Tronics Corporation (GTC)- Industrial Segment, XEL Communications, Inc. (XEL) - Access Products Segment, and SAFCO Technologies, Inc. (SAFCO) - Wireless Segment.


CORPORATE DEVELOPMENTS (dollar amounts in 000's except per share information)

In October 1999, the registrant announced that its Board of Directors had retained Robert W. Baird & Co. (Baird) to assist in evaluating and pursuing various strategic alternatives intended to enhance shareholder value. Such alternatives may include the sale of all or part of the Company, its subsidiaries or its operating segments. It is currently expected that the Board of Directors will be in a position to make decisions regarding certain of these alternatives during the second quarter of 2000.

In June, 1996 the registrant announced that its Board of Directors had authorized management to explore strategic options for its remaining subsidiaries within the Technical Services and Real Estate Segments. The decision was reached because of the registrant's desire to focus its business on telecommunications equipment and services. In accord with this decision, during the first quarter of 1997, the registrant accounted for its Technical Services and Real Estate Segments as discontinued operations. During 1997, the registrant began to divest of the businesses within these segments and completed the dispositions on July 24, 1998, when the registrant sold its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $19,317. The sale resulted in a $100 gain, or $.02 per share.

INDUSTRIAL SEGMENT

GTC, based in Reading, Pennsylvania, is principally engaged in the development, assembly and marketing of communication systems for industrial operations. In serving such customers, GTC provides custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres. GTC also designs emergency notification systems.
The Instrument Associates, Inc. (IA) division manufactures and designs land mobile communications systems. During 1999, the operations of this division were merged into the Reading, Pennsylvania operations. DAC Ltd. (DAC), a wholly owned subsidiary acquired April 30, 1997, is based in Burton Upon Trent, England, and is a designer, manufacturer and marketer of ruggedized communications systems for the mining, energy and transportation industries in the United Kingdom, Europe, Australia and South Africa. Elemec Systems, Ltd. (Elemec), a manufacturer of specialized communications and integrated entertainment systems, was acquired January 3, 1998. Elemec was merged with DAC to form GTC's European operations, which was renamed GAI-Tronics Limited.

In November and December 1999, the registrant acquired the net assets of Irmel S.r.l. and Red Alert, Inc. for a total of $4,467, including a deferred payment of $884 due December 31, 2000 and acquisition costs of $253. Irmel, based in Milan, Italy, designs and assembles public address and closed circuit television systems, and expands GTC's European Operations. Red Alert, a manufacturer of emergency telephone stanchions and other emergency communications equipment, was merged into GTC's US operations.

The following table sets forth sales for the past three fiscal years from the Industrial Segment.

            1999       1998       1997
           ------     ------     ------
          $60,180    $64,033    $59,809

The approximate percentage of sales derived from the principal markets served during 1999 and the approximate percentage of the Industrial Segment's backlog as of December 31, 1999 represented by contracts with clients in such markets, was as follows:

                              Percentage of     Percentage of Backlog
 Market for Products            1999 Sales     as of December 31, 1999
 -------------------          -------------    -----------------------
 U.S. Private Industry              58%                    47%
 Foreign Governments and
   Businesses                       36                     48
 U.S. Federal, State and Local
   Governments and Agencies          6                      5

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

GTC owns various patents and trademarks. However, such patents and trademarks are of less significance to its operations than are experience and reputation. Although GTC had sales to many customers in 1999 and 1998, Motorola accounted for 13% of total sales in both years. No other customer accounted for 10% or more of such sales in 1999 and 1998.

A substantial part of the Industrial Segment's business is obtained from customers to whom it has made previous sales. In 1999 and 1998, sales made to customers who had made purchases within the last four years accounted for approximately 86% and 94%, respectively, of total sales. There is no assurance that sales to such customers will account for a similar percentage of total sales in the future. Many of the sales are made as a result of proposals submitted in response to competitive bidding invitations.

As of December 31, 1999 and January 1, 1999, GTC had backlog from which it had anticipated estimated future sales of approximately $8,841 and $11,730, respectively. It is estimated that substantially all of the goods reflected in the backlog at December 31, 1999 will be shipped in 2000. Also, the vast majority of sales generated in 2000 will be from orders received during the year.

GTC competes with a number of other organizations in all of its product areas. Some of these competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. The substantial industry competitors of GTC are believed to be Industroniks, Stento ASA, Motorola, Federal Signal and Allen Tel Products. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

GTC is continually modifying its products and attempting to further expand its product lines. GTC spent $2,147, $2,480, and $2,237 during 1999, 1998 and 1997, respectively, on company-sponsored product development. Several professional employees within the company routinely engage in company-sponsored product development and improvement on a full-time basis.

It is critical that GTC continues to enhance functionality of existing products, to develop new products that address technology changes and to introduce these products in a timely fashion.

On December 31, 1999, the Industrial Segment had a total of 497 employees, of which 245 employees were professional and technical personnel. In comparison, the Industrial Segment had a total of 485 employees on January 1, 1999, of which 246 were professional and technical personnel.

ACCESS PRODUCTS SEGMENT

XEL, based in Aurora, Colorado, designs and sells transmission products to the access products market. XEL's products are used by their customers in the telecommunications network to provide customer access for voice and data services. Telephone companies' demand for products that provide greater transmission speed have increased as a result of Internet access and business
needs.   The majority of  XEL's core products do not include technology to provide for such high speed transmission.  As a result, XEL's sales declined
16% during 1999. XEL is continuing the process of entering into new technology partnerships to broaden its product offerings. The new products are expected to replace declining analog product sales. XEL is currently developing its own new product for the access market, to be released in the second quarter of 2000.

The following table sets forth sales for the past three fiscal years from the Access Products Segment.

             1999       1998       1997
            ------     ------     ------
           $21,149    $25,160    $27,568

The approximate percentage of sales derived from the principal markets served during 1999 and the approximate percentage of the Access Products Segment's backlog as of December 31, 1999 represented by contracts with clients in such markets, was as follows:

                                Percentage of     Percentage of Backlog
 Market for Products              1999 Sales     as of December 31, 1999
 -------------------            -------------    -----------------------
 U.S. Private Industry               94%                   100%
 Foreign Governments and
   Businesses                         6                     -


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

Although XEL had sales to many customers in 1999, GTE and US West accounted for 55% and 14%, respectively, of total sales. During 1998, GTE, US West and Ameritech accounted for 58%, 16% and 11%, respectively, of total sales. No other customer accounted for 10% or more of such sales in 1999 or 1998.

Historically most of XEL's business has been obtained from customers to whom it has made previous sales. In 1999 and 1998, sales made to customers who had made purchases within the last four years accounted for nearly 100% of total sales. There is no assurance that sales to such customers will account for a similar percentage of total sales in the future. As the Company expands its partnership relationships and develops its own products, it expects to expand its customer base beyond the customers it has sold to over the past four years.

As of December 31, 1999 and January 1, 1999, XEL had backlog from which it had anticipated estimated future sales of approximately $684 and $3,953, respectively. It is estimated that substantially all of the goods reflected in the backlog at December 31, 1999 will be shipped in 2000. Also, the vast majority of sales generated in 2000 will be from orders received during the year.

XEL competes in an industry subject to rapid technological changes. Some of its competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. Direct competitors of XEL in one or more of its markets include ADTRAN, Cisco Systems, Pulsecom, Teltrend, and Tellabs. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

XEL is continually modifying its products and attempting to further expand its product lines. XEL spent $1,228, $477, and $1,781 during 1999, 1998 and 1997, respectively, on company-sponsored product development charged to expense during the periods. The Company also capitalized software development costs of $631 in 1999. The capitalized costs will be amortized over 3 years after completion of the development effort. Delays in completing the products during 1999 had a negative impact on XEL's results of operations. Several professional employees within the company routinely engage in company-sponsored product development and improvement on a full-time basis.

On December 31, 1999, the Access Products Segment had a total of 65 employees, of which 58 employees were professional and technical personnel. In comparison, the Access Products Segment had a total of 60 employees on January 1, 1999, of which 53 were professional and technical personnel.


WIRELESS SEGMENT

SAFCO, based in Chicago, Illinois, provides products and services which focus on measurement, analysis and predictive tools and engineering and technical services used by the wireless communication industry. Historically, a significant portion of SAFCO's sales and operating profits have been earned in the fourth quarter. The seasonality may or may not continue due to a number of factors, including: the timing of new product introductions by SAFCO or its competitors, market acceptance of SAFCO's products, the size of customers' capital budgets and other competitive factors. These factors cause the wireless business to be inherently unpredictable and sales and profits may fluctuate significantly from quarter to quarter. TEC Cellular, Inc. (TEC), purchased in the second quarter of 1997, provides radio frequency engineering consulting services and software applications to the wireless industry. TEC is based in Melbourne, Florida and was merged into SAFCO during 1998.

Effective February 23, 1999, the registrant acquired all of the outstanding stock of ComOpt AB (ComOpt), a developer of automatic frequency planning software for wireless networks, for $4,098, including acquisition costs. Under the terms of the agreement, the registrant will also pay ComOpt's former shareholders additional amounts based upon the achievement of certain performance goals. ComOpt was merged into the operations of SAFCO.

The following table sets forth sales for the past three fiscal years from the Wireless Segment.

           1999       1998       1997
          ------     ------     ------
         $34,301    $30,089    $23,092

The approximate percentage of sales derived from the principal markets served during 1999 and the approximate percentage of the Wireless Segment's backlog as of December 31, 1999 represented by contracts with clients in such markets, were as follows:

                        Percentage of     Percentage of Backlog
 Market for Products      1999 Sales     as of December 31, 1999
 -------------------    -------------    -----------------------
 U.S. Private Industry       46%                  64%
 Foreign Governments and
   Businesses                54                   36

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

Although SAFCO had sales to many customers in 1999, Nextel and Motorola accounted for 14% and 13%, respectively, of total sales. During 1998, NEC - Brazil accounted for 12% of total sales. No other customer accounted for 10% or more of such sales in 1999 or 1998.

A part of SAFCO's business is obtained from customers to whom it has made previous sales. In 1999 and 1998, sales made to customers who had made purchases within the last four years accounted for approximately 41% and 29%, respectively, of total sales. There is no assurance that sales to such customers will account for a similar percentage of total sales in the future. Many of the sales are made as a result of proposals submitted in response to competitive bidding invitations.

As of December 31, 1999 and January 1, 1999, SAFCO had backlog from which it had anticipated estimated future sales of approximately $4,532 and $3,778, respectively. It is estimated that substantially all of the goods reflected in the backlog at December 31, 1999 will be shipped in 2000. Also, the vast majority of sales generated in 2000 will be from orders received during the year.

SAFCO competes in an industry subject to rapid technological changes. Some of its competitors have larger total sales, greater financial resources, larger research and development organizations and facilities and a more diversified range of telecommunications services and products. SAFCO competes with LCC, Agilent, Mobile System International and Comarco. Management believes that a history of quality, reputation, experience and service are the most important factors in being asked to submit bids and in purchasing decisions made by customers.

SAFCO is continually modifying its products and attempting to further expand its product lines. SAFCO spent $2,469, $2,421, and $1,516 during 1999, 1998 and 1997, respectively, on company-sponsored product development charged to expense during the periods. The Company also capitalized net software development costs of $2,782 in 1999. The capitalized costs are being amortized over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over 2 years beginning after completion of development on each product. Several professional employees within the Company routinely engage in company-sponsored product development and improvement on a full-time basis.

It is critical that SAFCO continues to enhance functionality of existing products, to develop new products that address technology changes and to introduce these products in a timely fashion. In the development of new or expanded product offerings, specifically within the wireless business, SAFCO's access to the technical design of air interface devices is essential to the development of wireless communication products. During 1997, certain product delays within the Wireless Segment had a negative impact on SAFCO's results of operations.

On December 31, 1999, the Wireless Segment had a total of 220 employees, of which 189 employees were professional and technical personnel. In comparison, the Wireless Segment had a total of 196 employees on January 1, 1999, of which 169 were professional and technical personnel.

MISCELLANEOUS

The registrant expects no material effect on the capital expenditures, earnings and competitive position of the registrant and its subsidiaries from its or their compliance with federal, state or local laws or regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment.

A portion of the revenue of the Companies is derived from customers or projects located outside the United States. All foreign revenues were from sales to customers unaffiliated with the companies. A summary of foreign revenue is stated in Note 14 to the consolidated financial statements contained in Part II,
Item 8 of this report. The countries providing the largest portion of foreign revenues in 1999 were the United Kingdom and Japan.

ITEM 2. PROPERTIES.

The physical properties owned and leased consist primarily of office and manufacturing space and furniture and equipment.

GTC's manufacturing and office facilities are located near Reading, Pennsylvania. The facility near Reading, Pennsylvania, which is used to design and assemble communications systems, had been owned by GTC and consists of approximately 103,000 square feet and is located on a 17 acre tract of land. In December 1999, the registrant entered into a contract for the sale and leaseback of the property. The lease expires in 2013.

GAI-Tronics Limited, located in Burton Upon Trent, United Kingdom, leases a manufacturing and office facility of approximately 44,000 square feet. The lease expires in April 2000. The Company has committed to a ten-year lease for a new facility which will be occupied in the second quarter of 2000. Irmel S.r.l., located in Milan, Italy, leases a manufacturing and office facility of approximately 27,000 square feet. The lease expires in November, 2002.

XEL owns its office and manufacturing facility located in Aurora, Colorado. The entire facility is approximately 112,000 square feet. All of XEL's telecommunication transmission product manufacturing was performed there and XEL's executive and administrative functions are located there. Due to the outsourcing of XEL's manufacturing operations in 1998, the Company plans to sell this facility and XEL will find other suitable space for its executive and administrative functions.

SAFCO leases approximately 39,000 square feet of office and manufacturing space in Chicago, Illinois. The lease expires in 2006. SAFCO also leases approximately 20,000 square feet of office space in Melbourne, Florida. The lease expires in 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.

The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the registrant are as follows:

Name                 Position and Previous Experience                      Age

Timothy S. Cobb   Mr. Cobb has been Chairman of the Board of Directors      58
                  since July 1995. He has been Chief Executive Officer since March 1994 and President and Chief Operating Officer since October 1993.
                  Mr. Cobb served as President of Gilbert/
                  Commonwealth, Inc. (former subsidiary of registrant) from January 1991 to September
                  1993.  He served as President of GTC
                  (subsidiary of registrant) from October 1988 to December 1990. Upon joining the registrant, Mr. Cobb had 21 years experience in the telecommunications industry, culminating with his being President of the major systems subsidiary of Ameritech in Chicago, Illinois.

Paul H. Snyder    Mr. Snyder has been Senior Vice President and             52
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

Thomas F. Hafer   Mr. Hafer has been Senior Vice President since February   51
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

       1999               1998                             Dividends
  High     Low      High      Low                        1999     1998
 -----    -----    ------    ------                      ----     ----
 $9.00    $6.38    $12.00    $11.00   First Quarter      $ --     $.10
  8.75     6.13     11.25      9.00   Second Quarter       --       --
  9.25     5.38     10.00      7.75   Third Quarter        --       --
  8.00     5.50     10.38      6.25   Fourth Quarter       --       --

On January 28, 1998, the registrant eliminated the $.10 per share quarterly
dividend after the March 10, 1998, payment.   The decision was based on a review
of the registrant's growth projections and the need to fund both working capital and fixed asset requirements over the next few years.

At December 31, 1999, the approximate number of shareholders of Class A and Class B common stock was 2,900 and 300, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL REVIEW

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Five Year Summary / Selected Financial Data
(000's except for share and per share information and number of employees)

Summary of Operations:                                           1999         1998         1997         1996         1995
                                                                 ----         ----         ----         ----         ----
Telecommunications Sales                                    $ 115,630   $  119,282   $  110,469   $   96,459   $   51,848

Net Income (Loss) from
  Continuing Operations                                         1,200      (17,459) (1)  (7,845) (2)  (7,928) (3)  (1,995) (4)


Per Share of Common Stock (Basic):

    Net Income (Loss) from
      Continuing Operations                                      0.20        (2.83) (1)   (1.24) (2)   (1.26) (3)   (0.30) (4)

    Dividends to Stockholders                                     -           0.10         0.40         0.60         0.80

Basic Weighted Average
 Shares Outstanding                                         5,973,328    6,158,587    6,305,384    6,299,127    6,592,174


Summary of Financial Position:

Total Assets                                                $ 124,547   $  118,455   $  147,497   $  155,747   $  135,589

Long-Term Debt                                                 13,647       10,616       11,245       26,549        1,436

Stockholders' Equity                                           79,318       77,989       97,860       97,620      102,481

Stockholders' Equity Per Share                                  12.90        12.74        15.20        15.37        16.30

Number of Employees                                               797          760          905          788          686


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

(3)  Amount includes $10,300, or $1.63 per share, of charges from the write-off of purchased in-process research and development associated with the SAFCO acquisition.

(4)  Amount includes $2,500, or $0.40 per share, of charges from the write-off of purchased in-process research and development associated with the XEL Corporation acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

(000's except for share and per share information)

Results of Operations

1999 vs. 1998

Summary

The Company reported net income from continuing operations of $1,200, or $.20 per share, for 1999, compared with a net loss from continuing operations of $17,459, or $2.83 per share, for 1998. Excluding non-recurring adjustments, income from continuing operations was $1,204, or $.20 per share for 1999. Excluding adjustments discussed below, income from continuing operations was $1,225, or $.20 per share for 1998. Revenue declined 3% from 1998 to 1999, and gross profit declined 4%. The decrease in gross profit was offset by a decrease in research and development, due to capitalization of a larger amount of software development costs in 1999. Excluding adjustments, net income from continuing operations decreased 2%. Results for 1999 were negatively impacted by approximately $290, or $.03 per share after taxes, of charges related to the Company's decision to pursue strategic alternatives, including the evaluation of converting to one class of stock.

The reduction of research and development expense in 1999 was due to the Company's capitalizing more software under development than it had in 1998, as development efforts at SAFCO (Wireless Segment) and XEL (Access Products Segment) have become much more focused on products that will generate sales over an extended period, versus performing research and providing maintenance on existing products. The net amount capitalized, after related amortization, was $3,340 in 1999, compared to $327 in 1998.

As part of a cost reduction initiative in the second quarter of 1999, the Industrial Segment accrued for severance costs of $356 and wrote off $650 of inventory in connection with the consolidation of the Instrument Associates division of GAI-Tronics into its Reading, Pennsylvania facility. Also during the second quarter of 1999, the Company determined that $1,000 of its reserves was no longer required and could be reduced. The effect of these adjustments was to increase cost of goods sold by $830 and reduce selling, general and administration by $824.

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

The reversal of the insurance reserve resulted from the Company's transition to a different structure in its insurance coverages, reflecting both its streamlined telecommunications businesses and a favorable climate in the commercial insurance markets.

During the years 1999, 1998 and 1997, the Company has purchased stock or assets of several companies. The Industrial Segment includes the operations of Red Alert, Inc., acquired in December 1999, Irmel S.r.l., acquired in November 1999, Elemec Systems, Ltd., acquired in January 1998 and DAC Ltd., acquired in April 1997. The Wireless Segment includes the operations of ComOpt AB, acquired in February 1999 and TEC Cellular, Inc., acquired in April 1997. Each acquisition is included in the segment's operating results since the date of acquisition. Note 2 to the Consolidated Financial Statements provides additional information about these acquisitions.

Sales and Gross Profit

Sales decreased 3% for the year from $119,282 in 1998 to $115,630 in 1999. Both the Industrial and the Access Products Segments experienced declines, while sales in the Wireless Segment increased by 14%. Approximately 40% of the increase in the Wireless Segment sales resulted from the ComOpt acquisition in the first quarter of 1999.

The following is a breakdown of sales by segment:

                        1999       1998       1997
                       ------     ------     ------
Access Products       $21,149    $25,160    $27,568
Industrial             60,180     64,033     59,809
Wireless               34,301     30,089     23,092
                      -------    -------    -------
Total                $115,630   $119,282   $110,469
                      =======    =======    =======

Access Products sales decreased by 16% in 1999 compared to 1998. Customer demand for analog channel units continued the declines experienced in the past two years. In addition, sales of partnership products declined 10%. Some of the decreases resulted from customer reuse programs and customer evaluation of their inventory stocking programs. This segment also suffered from delays in completing development of its new integrated access product, which is now planned for production in the second quarter of 2000. Industrial sales declined 6% in 1999 compared to 1998. The decline was largely due to a continued soft order flow from the segment's customers in oil related industries. However, modest growth was seen in its European operations, acquired in 1997 and 1998. Wireless sales increased 14% in 1999 over 1998. The sales growth came from software-based products and engineering and testing services. The acquisition of ComOpt in February 1999 also contributed to the growth.

Including the adjustments, the gross profit percentage increased from 38% in 1998 to 41% in 1999. Excluding the adjustments, the gross profit percentage remained constant at 42%. The Wireless Segment traditionally has a higher gross profit margin than the other segments, but its overall profit margin declined in 1999 due to significant revenue increases in its lower-margin services business. However, the Industrial Segment increased its gross margin by one percentage point and the Access Products Segment had a fractional increase both due to the restructuring and other cost reduction efforts in these segments.

Selling, General and Administration

Excluding the adjustments, selling, general and administration increased 1% in 1999 compared to 1998. Increases were caused by the ComOpt acquisition and expansions of sales and marketing efforts, but these increases were largely offset by cost reduction efforts in other areas.

As a percentage of sales, selling, general and administration increased from 30% in 1998 to 31% in 1999. The Wireless Segment, which normally has a higher percentage of selling, general and administration to sales, reduced its percentage as a result of the sales growth. However, the other segments saw increases in their percentages due to the sales declines.

Research and Development, Goodwill Amortization and Interest Expense

Research and Development decreased 19% in 1999 compared to 1998, due to the capitalization of software for external use in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Including costs capitalized, the total expenditures for research and development increased 9% in 1999 compared to 1998, as the company placed increased emphasis on new product development.

Goodwill amortization increased 14% from 1998 to 1999 due to the acquisitions of ComOpt and Irmel in 1999.

Interest expense declined 9% as proceeds from sale of a subsidiary in July 1998 were available to reduce short-term borrowings and fund other cash requirements.

Provision for Taxes on Income

Excluding the adjustments, the effective tax rate was 37% in 1999 and 27% in 1998. The change in the effective tax rate was due to the utilization of higher research and development tax credits in 1998, which are not available in 1999 because capitalized development costs are not eligible for the credit.

Results of Operations

1998 vs. 1997

Summary

The Company reported a net loss from continuing operations of $17,459, or $2.83 per share for 1998, compared with a net loss of $7,845 or $1.24 per share for 1997. Excluding the adjustments discussed above, income from continuing operations was $1,225 or $0.20 per share for 1998. Excluding adjustments discussed below, the Company incurred a net loss from continuing operations of $1,695 or $0.27 per share for 1997. The improvement was due primarily to higher sales and improved gross margin for the Wireless Segment, cost reductions and improved gross margin by the Access Products Segment, higher sales by the Industrial Segment and reduced corporate interest expense.

Included in the results for 1997 was a $6,150 or $.97 per share charge for purchased in-process research and development associated with the TEC Cellular Inc. (TEC) acquisition. The purchased in-process research and development had not yet reached technological feasibility and had no alternative future use as of the date of acquisition.

Sales and Gross Profit

Sales increased 8% for the year from $110,469 in 1997 to $119,282 in 1998. The increase in sales was primarily due to strong sales from the Wireless Segment, the DAC and TEC acquisitions in the second quarter of 1997, and the Elemec acquisition in the first quarter of 1998, offset in part by lower sales by the Access Products Segment.

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

Including the adjustments, the gross profit percentage decreased from 40% in 1997 to 38% in 1998. Excluding the aforementioned adjustments, the gross profit percentage increased from 40% in 1997 to 42% in 1998. The Wireless Segment has a higher gross profit percentage than the Industrial and Access Products Segments. Therefore, as a result of a higher percentage of sales by the Wireless Segment and significant cost reductions in the Access Products Segment, the Company's gross profit percentage increased.

Selling, General and Administration

Excluding the adjustments, selling, general and administration increased 4% in 1998 compared to 1997. The increase resulted primarily from the DAC, TEC and Elemec acquisitions, offset in part by cost reductions by the Access Products Segment.

As a percentage of sales, selling, general and administration was 30% and 31% in 1998 and 1997, respectively. The change stems primarily from the increase in the percentage of business coming from the Wireless Segment. The Wireless Segment has a higher percentage of selling, general and administration to sales compared to the Industrial and Access Products Segments.

Research and Development, Goodwill Amortization and Interest Expense

Research and development increased 18% due to a significant commitment to new product development in the Wireless Segment. The Elemec acquisition also brought increases in the Industrial Segment.

Goodwill amortization decreased 14% due to the write-off of all of XEL's and a portion of Instrument Associates' goodwill, offset partially by the second quarter 1997 acquisitions and the Elemec acquisition.

Interest expense declined 26% due to the proceeds from the sale of discontinued operations, offset in part by payments for the acquisitions.

Provisions for Taxes on Income

Excluding the aforementioned adjustments, the effective tax rate was 27% for 1998 and 38% for 1997. The change in the effective tax rate was due to the utilization of higher research and development tax credits in 1998.

Income from discontinued operations

As a result of a decision by the Board of Directors to focus its business on telecommunications equipment and services, the Company adopted discontinued operations treatment for its Technical Services and Real Estate Segments during the first quarter of 1997.

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

Liquidity and Capital Resources

Working capital increased $2,436 in 1999, from $31,565 in 1998 to $34,001 in 1999. The increase in working capital was due to the sale-leaseback of the Industrial Segment's headquarters and manufacturing facility, offset by the purchases of Irmel and Red Alert. Amounts generated from operations, available cash and cash equivalents and an existing line of credit should provide adequate working capital through 2000. The sale-leaseback transaction generated a deferred gain of $1,784, which will be taken into income over the lease term. $1,645 of the deferral is included in other long-term liabilities at December 31, 1999.

Under the terms of a loan agreement, the Company has a maximum working capital line of $12,000 and an acquisition line of $6,000 with First Union National Bank that expire on June 30, 2000. The Company expects to renew the lines on such date. The agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest and taxes. The Company was in compliance with all covenants at December 31, 1999. The agreement also contains a provision that limits the working capital line to a defined borrowing base consisting of eligible receivables and inventory amounts. As of December 31, 1999, the availability under the working capital line of credit was $9,570, after reduction for outstanding borrowings of $202 and issued letters of credit aggregating $2,228. During 1999, $3,500 was borrowed against the acquisition line in connection with the purchase of ComOpt.

The Company estimates that its total capital expenditures in 2000, excluding acquisitions, will be approximately $3,300. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

On October 27, 1999, the Company announced that the Board of Directors had retained Robert W. Baird & Co. to assist in evaluating and pursuing various strategic alternatives intended to enhance shareholder value. Such alternatives may include the sale of all or part of the Company, its subsidiaries or its operating segments. It is currently expected that the Board of Directors will be in a position to make decisions regarding certain of these alternatives during the second quarter of 2000.

Continued improvement in the Company's operations is dependent upon successful product development. Continued lack of demand for the analog products within the Access Products Segment could depress results; however, the Company is continuing the process of entering into new technology partnerships, which are expected to offset declining analog product sales. Additionally, the Company is nearing completion on development of a new product for the access market, to be released in the second quarter of 2000.

The company currently sells to customers in certain Asian and Latin American countries which have had currency problems in prior years that negatively impacted their economies. If similar currency problems occur in future periods, the Company expects that there could be some impact on the volume or timing of products sold in those countries.

In the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company will adopt SFAS 133 during the first quarter of 2001. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The Company has recognized the issues associated with the Year 2000 problem. The Company relies on information technology ("IT") systems to support many key operations of its business. The Company believes that these systems have been made compliant to ensure no material business interruption. The program to identify and resolve Year 2000 issues encompassed the following phases: risk assessment, inventory of affected technology and critical third party suppliers, development of project plans and monitoring of projects, and contingency planning. Risk assessments and inventories of systems determined that most of its systems were Year 2000 compliant. The Company's assessments and inventories considered both IT and non-IT systems and equipment.

Project plans were developed to identify the remaining systems/equipment that needed remediation, as well as actions, resources needed, and timeframes to perform the remediation. During 1999, remediation actions were taken to obtain Year 2000 compliance for all identified problems. This entire process was a dynamic one. Compliance assessments were ongoing, modifications to individual project plans were made as needed, and the Company's overall remediation status was monitored on a regular basis.

In addition to its own Year 2000 compliance, the Company believed that its business could potentially be adversely impacted if its key suppliers and customers did not achieve timely and successful Year 2000 compliance with their systems/equipment. The Company has contacted its key business partners to assess their Year 2000 readiness. All of the Year 2000 compliance programs were completed by the end of 1999. The total cost of achieving Year 2000 compliance was not material. All modification costs were expensed as incurred.

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

This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: projections regarding 2000 revenues, capital requirements, product diversity, operating profitability, expected orders from contracts, market position, expected new technology partnerships, revenue from new products, the effect of general economic conditions in the United States, Asia and Latin America, the impact of competitive products, services and pricing, demand and market acceptance risks of current and new products and services, technology change, risks of product development and commercialization difficulties, and the outcome of the process to evaluate and pursue various strategic alternatives intended to enhance shareholder value. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words such as "estimates", "positioned",
"yields", "should generate", "appears", "viewed", "could", "would position", "expected", "does not expect" and "should allow" indicate the presence of forward looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $3,702 at December 31, 1999. Based on this balance, a change of one percent in the interest rate would cause a change in the interest expense for the year of approximately $37. This interest amount, less a related tax effect, would change net income per share by less than $.01 per share.

These financial instruments are non-trading in nature (not entered into for trading purposes) and carry interest at either the bank's prime interest rate or a function of London Interbank Offering Rate (LIBOR). The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed rate borrowings.

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

       T. S. Cobb
       Chairman, President
       and Chief Executive Officer

       P. H. Snyder
       Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Salient 3 Communications, Inc.:

 We have audited the accompanying consolidated balance sheets of Salient 3 Communications, Inc. and Subsidiaries as of December 31, 1999 and January 1, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salient 3 Communications, Inc. and Subsidiaries as of December 31, 1999 and January 1, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Philadelphia, Pennsylvania
January 24, 2000

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years 1999, 1998, and 1997
(000's except for share and per share information)
                                                                             1999              1998              1997
                                                                            -------           -------           -------
 Telecommunications sales                                                 $ 115,630         $ 119,282         $ 110,469
 Cost of goods sold                                                          68,007            73,492            66,639
                                                                            -------           -------           -------
 Gross profit                                                                47,623            45,790            43,830

 Selling, general and administration                                         34,957            35,480            34,061
 Research and development                                                     8,717            10,735             9,098
 Purchased in-process research and development                                  -                 -               6,150
 Goodwill impairment and restructuring charge                                   -              18,190               -
 Goodwill amortization                                                        1,699             1,485             1,726
                                                                            -------           -------           -------
 Operating income (loss)                                                      2,250           (20,100)           (7,205)
                                                                            -------           -------           -------
 Interest and other income                                                      873               301               135
 Interest expense                                                             1,211             1,336             1,805
                                                                            -------           -------           -------
 Pre-tax income (loss) from continuing operations                             1,912           (21,135)           (8,875)

 Provision (benefit) for taxes on income (loss)                                 712            (3,676)           (1,030)
                                                                            -------           -------           -------
 Net income (loss) from continuing operations                                 1,200           (17,459)           (7,845)
                                                                            -------           -------           -------
 Income from discontinued operations:
      Technical Services Segment (less applicable income taxes of
      $643 in 1998 and $939 in 1997)                                            -               1,050             1,628

      Real Estate Segment (less applicable income taxes of
      $450 in 1997)                                                             -                 -                 781

      Gains on disposals of subsidiaries (less applicable
      income taxes of $5,945 in 1997)                                           -                 100             8,080
                                                                            -------           -------           -------
 Net income from discontinued operations                                        -               1,150            10,489
                                                                            -------           -------           -------
 Net income (loss)                                                        $   1,200         $ (16,309)        $   2,644
                                                                            =======           =======           =======
 Per share of common stock (basic and diluted):
     Net income (loss) from continuing operations                         $    0.20         $   (2.83)        $   (1.24)

     Net income from discontinued operations:
            Technical Services Segment                                          -                0.17              0.26

            Real Estate Segment                                                 -                 -                0.12

            Disposals of subsidiaries                                           -                0.02              1.28
                                                                               ----              ----              ----
     Net income (loss) per share                                          $    0.20         $   (2.65)        $    0.42
                                                                               ====              ====              ====

 Basic weighted average shares outstanding                                5,973,328         6,158,587         6,305,384

 Note:  The net income (loss) per share is computed independently for each item.
  Therefore the total net income (loss) per share may not equal the sum of the individual items.

The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years 1999, 1998, and 1997
(000's)
                                                                              1999           1998           1997
                                                                             ------         ------         ------
 Cash flows from operating activities:
    Net income (loss)                                                    $    1,200    $   (16,309)   $     2,644
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
       Gain on sale of subsidiaries                                             -             (100)       (14,025)
       Depreciation and amortization                                          7,172          6,535          7,105
       Purchased research & development write-off                               -              -            6,150
       Goodwill write-off                                                       -           15,789            -
       Reserve provisions                                                       798          4,318            808
       Deferred income tax provision (benefit)                                1,230         (2,050)          (849)
       Changes in current assets and current liabilities, net of
         effects from acquisitions and dispositions:
          Accounts receivable and unbilled revenue                              273         (4,257)        (1,697)
          Inventories                                                        (2,169)            15         (2,963)
          Other current assets                                               (1,726)          (512)            83
          Accounts payable and salaries and wages                             2,496         (1,639)           581
          Other accrued liabilities                                          (3,663)         3,684         (3,757)
          Income taxes, currently payable                                       (60)        (2,773)          (266)
          Estimated liability for contract losses                               -             (385)           (56)
       Other, net                                                               190            143             (8)
                                                                              -----          -----          -----
       Net cash provided by (used for) operating activities                   5,741          2,459         (6,250)
                                                                              -----          -----          -----
 Cash flows from investing activities:
    Software development costs                                               (4,219)          (543)          (539)
    Payments for acquisitions, net of cash acquired                          (7,550)          (952)       (19,302)
    Proceeds from sale of subsidiaries                                          -           15,005         45,013
    Payments for property, plant and equipment                               (3,442)        (5,631)        (7,957)
    Proceeds from sale of property, plant and equipment                       6,045            -              -
                                                                              -----          -----         ------
       Net cash provided by (used for) investing activities                  (9,166)         7,879         17,215
                                                                              -----          -----         ------
 Cash flows from financing activities:
    Payments of long-term debt                                                 (393)          (635)       (35,338)
    Borrowings (repayments) under note payable                               (1,626)        (6,729)         8,557
    Proceeds from issuance of debt                                            4,216            -           19,900
    Proceeds from notes receivable                                              500            500            -
    Issuance of treasury stock in connection
      with stock purchase plan                                                  254            546            161
    Payments to acquire treasury stock                                         (292)        (3,655)          (547)
    Cash dividends paid                                                         -             (642)        (2,553)
    Other, net                                                                 (129)          (120)           352
                                                                              -----         ------          -----
       Net cash provided by (used for) financing activities                   2,530        (10,735)        (9,468)
                                                                              -----         ------          -----
 Net increase (decrease) in cash and cash equivalents                          (895)          (397)         1,497
 Cash and cash equivalents at beginning of year                               2,582          2,979          1,482
                                                                              -----          -----          -----
 Cash and cash equivalents at end of year                                $    1,687    $     2,582    $     2,979
                                                                              =====          =====          =====
 Supplemental cash flow disclosures:
    Interest paid                                                        $    1,125    $     1,318    $     2,405
                                                                              =====          =====          =====
    Income taxes paid, net of refunds received                           $      663    $     2,086    $     7,420
                                                                              =====          =====          =====
 The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1999 and January 1, 1999
(000's except for share information)

                                                                     December 31,     January 1,
                                                                        1999             1999
                                                                     ------------     ----------
 ASSETS

 Current assets:
 Cash and cash equivalents                                        $     1,687       $    2,582
 Accounts receivable, net of allowance
    for doubtful accounts of $1,556 in 1999 and
    $1,711 in 1998                                                     27,239           27,342
 Inventories                                                           17,425           15,070
 Deferred income taxes                                                  4,940            5,510
 Other current assets                                                   7,302            5,551
                                                                       ------           ------
          Total current assets                                         58,593           56,055
                                                                       ------           ------
 Property, plant and equipment, at cost:
 Land                                                                   1,994            3,172
 Buildings                                                              4,353            9,773
 Furniture and equipment                                               36,430           33,585
                                                                       ------           ------
                                                                       42,777           46,530
 Less accumulated depreciation and
   amortization                                                        24,973           23,648
                                                                       ------           ------
                                                                       17,804           22,882
                                                                       ------           ------
 Deferred income taxes                                                  6,470            6,940
 Other assets                                                           2,850            3,350
 Software development costs                                             4,068              728
 Goodwill                                                              34,762           28,500
                                                                      -------          -------
          Total Assets                                            $   124,547       $  118,455
                                                                      =======          =======


 The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1999 and January 1, 1999
(000's except for share information)

                                                                     December 31,     January 1,
                                                                        1999             1999
                                                                     ------------     ----------
 LIABILITIES

 Current liabilities:
 Notes payable                                                    $       202       $    1,828
 Accounts payable                                                       9,946            7,200
 Salaries and wages                                                     1,428              987
 Income taxes, currently payable                                          406              466
 Estimated liability for contract losses                                1,756            1,756
 Deferred revenue                                                       2,164            1,429
 Other accrued liabilities                                              8,690           10,824
                                                                       ------           ------
          Total current liabilities                                    24,592           24,490
                                                                       ------           ------
 Long-term debt                                                        13,647           10,616
 Other long-term liabilities                                            6,990            5,360

 Commitments and contingencies                                             -                -

 STOCKHOLDERS' EQUITY

 Preferred stock, nonvoting, par value $1 per share,
    1,000,000 shares authorized, 0 shares outstanding                     -                -
 Class A common stock, nonvoting, par value $1 per share
    Issued:  1999, 8,478,729 shares; 1998, 8,477,365 shares             8,479            8,477
 Class B common stock, voting, par value $1 per share
    Issued and outstanding:  1999, 506,571 shares;
    1998, 507,935 shares                                                  506              508
 Capital in excess of par value                                        36,974           37,394
 Warrants outstanding                                                   1,755            1,665
 Retained earnings                                                     74,178           72,978
 Foreign currency translation adjustment                                  (14)              99
 Deferred compensation-restricted stock                                (1,420)          (1,610)
 Class A common stock held in treasury, at cost:
    1999, 2,837,709 shares; 1998, 2,862,370 shares                    (41,140)         (41,522)
                                                                       ------           ------
                                                                       79,318           77,989
                                                                       ------           ------
          Total Liabilities and Stockholders' Equity              $   124,547       $  118,455
                                                                      =======          =======


 The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1999, 1998 and 1997
(000's except for share information)
                                                             Common Stock
                                       --------------------------------------------------------
                                                Class A                         Class B
                                       -----------------------         ------------------------
                                        Shares           Amount         Shares           Amount
                                       ---------         ------        ---------         ------
 Balances at January 3, 1997           8,516,812       $  8,517          468,488        $   468
 Conversion from Class A to
   Class B, net                         (112,524)          (113)         112,524            113
                                       ---------          -----          -------            ---
 Balances at January 2, 1998           8,404,288          8,404          581,012            581
 Conversion from Class B to
   Class A, net                           73,077             73          (73,077)           (73)
                                       ---------          -----          -------            ---
 Balances at January 1, 1999           8,477,365          8,477          507,935            508
 Conversion from Class B to
   Class A, net                            1,364              2           (1,364)            (2)
                                       ---------          -----          -------            ---
 Balances at December 31, 1999         8,478,729        $ 8,479          506,571        $   506
                                       =========          =====          =======            ===

 The accompanying notes are an integral part of the consolidated financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years 1999, 1998 and 1997
(000's except for share information)                                        Foreign         Deferred                Class A
                                 Capital in                                 Currency      Compensation -         Treasury Stock
                                 Excess of      Warrants      Retained     Translation      Restricted       ---------------------
                                 Par Value     Outstanding    Earnings     Adjustment          Stock         Shares         Amount
                                 ----------    -----------    --------     -----------    --------------     ------         ------
 Balances at January 3, 1997    $ 38,091      $  1,180        $ 89,838    $      -        $    (287)         2,633,137    $(40,187)
 Net income                                                      2,644
 Cash dividends paid, $.40 per
   share                                                        (2,553)
 Translation adjustment                                                          52
 Issuance of restricted stock       (116)                                                    (1,079)           (80,000)      1,195
 Restricted stock amortization                                                                   (2)
 Issuance of warrants                              485
 Purchase of treasury stock                                                                                     41,120        (547)
 Issuance of treasury stock in
   connection with stock
   purchase plan                    (140)                                                                      (46,867)        301
                                  ------         -----          ------        -----           -----          ---------      ------
 Balances at January 2, 1998      37,835         1,665          89,929           52          (1,368)         2,547,390     (39,238)
 Net loss                                                      (16,309)
 Cash dividends paid, $.10 per
   share                                                          (642)
 Translation adjustment                                                          47
 Issuance of restricted stock       (212)                                                      (427)           (45,000)        639
 Restricted stock amortization                                                                  142
 Restricted stock forfeitures          6                                                         43              3,250         (49)
 Purchase of treasury stock                                                                                    393,230      (3,655)
 Issuance of treasury stock in
   connection with stock
   purchase plan                    (235)                                                                      (36,500)        781
                                  ------         -----          ------        -----           -----          ---------       ------
 Balances at January 1, 1999      37,394         1,665          72,978           99          (1,610)         2,862,370     (41,522)
 Net income                                                      1,200
 Translation adjustment                                                        (113)
 Restricted stock amortization                                                                  190
 Issuance of warrants                               90
 Purchase of treasury stock                                                                                     34,657        (292)
 Issuance of treasury stock in
   connection with stock
   purchase plan                    (420)                                                                      (59,318)        674
                                  ------         -----          ------        -----           -----          ---------      ------
 Balances at December 31, 1999  $ 36,974      $  1,755        $ 74,178       $  (14)        $(1,420)         2,837,709    $(41,140)
                                  ======         =====          ======        =====           =====          =========      ======

 The accompanying notes are an integral part of the consolidated financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(000's except for share and per share information)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION: The Company is a leading telecommunications equipment and services company with subsidiaries that operate in the industrial, access products, and wireless markets. The Industrial Segment develops, assembles, and markets communications systems for industrial operations. The Access Products Segment designs and markets voice and data transmission system products. The Wireless Segment's products and services focus on the measurement, analysis and predictive tools used by the wireless communication industry.

FISCAL YEAR: The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The 1999, 1998 and 1997 fiscal years included 52 weeks each and ended on December 31, 1999, January 1, 1999 and January 2, 1998, respectively.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated. Certain 1998 and 1997 information has been reclassified to conform with 1999 presentation.

RECOGNITION OF REVENUE: The Company recognizes revenue upon shipment of goods and accrues costs associated with the training and installation for its products upon shipment. The Company recognizes revenue on contracts entered into for radio frequency engineering as the work is performed. Costs and expenses are charged to operations as incurred. Losses, estimated to be sustained upon completion of contracts, are charged to income in the year such estimates are determinable. The Company recognizes software license fees for perpetual licenses upon delivery of the product. If any portion of the fees relate to maintenance or support services, it is deferred and recognized over the contract term, generally one to three years. Software license fees for fixed-term licenses are recognized ratably over the term of the license. At December 31, 1999 and January 1, 1999, the Company deferred $2,164 and $1,429, respectively, of software licensing revenue.

INSURANCE PROGRAMS: Through 1997, the Company's overall workers compensation and general liability insurance coverages have, and in some cases do, contain provisions for significant deductibles and funding on a claims paid basis. Subsequent to 1997, the Company's insurance coverages do not contain provisions for significant deductibles and funding on a claims paid basis. Accruals, which relate primarily to workers' compensation, aggregate $1,187 and $1,602 at December 31, 1999, and January 1, 1999 respectively, and are included in other accrued liabilities on the consolidated balance sheets.

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

SOFTWARE DEVELOPMENT COSTS: In accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes software development costs incurred after the establishment of technological feasibility until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. In 1999 and 1998, the Company capitalized $4,219 and $543, respectively, of software development costs. Costs are amortized over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (2 to 3 years) beginning with the initial release to customers. Such amortization amounted to $879 in 1999, $216 in 1998 and $83 in 1997. As of December 31, 1999 and January 1, 1999, accumulated amortization was $1,178 and $299, respectively.

GOODWILL: Goodwill is being amortized by charges to operations on a straight-line basis over periods of 10 to 20 years for acquisitions since 1996 and over 40 years for earlier acquisitions, and such amortization amounted to $1,699 in 1999, $1,485 in 1998 and $1,726 in 1997. Accumulated amortization amounted to $8,287 at December 31, 1999, and $6,588 at January 1, 1999. Goodwill related to a pre-1970 acquisition in the amount of $540 is not being amortized and, in the opinion of management, there has been no decrease in value.

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

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

DISCONTINUED OPERATIONS: In the first quarter of 1997, the Company accounted for both its technical services and real estate segments as discontinued operations. All operating units included in these segments were sold during 1997 and 1998 (See Note 2).

The results of operations for technical services and the real estate segments have been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Statements of Operations.

The following is a summary of sales by discontinued segment:

                         1998                     1997
                       ---------                ---------
Sales:
 Technical Services      $48,251                  $69,463
 Real Estate                 -                      5,026
                       ---------                ---------
                         $48,251                  $74,489
                       =========                =========

The Company allocated interest not specifically associated with any segment based upon a ratio of net assets. Interest expense allocated to discontinued operations was not material in 1998 and 1997.

EARNINGS PER SHARE: Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period, would be exercised and the related shares issued. Dilutive shares outstanding for 1999, 1998 and 1997 were 5,983,158, 6,184,471 and 6,393,234, respectively.
These additional shares had no effect on the net income per share for 1999 and had an antidilutive impact on the Company's loss from continuing operations for 1998 and 1997.

Options and warrants to purchase 1,818,555 shares as of December 31, 1999, at prices ranging from $7.63 to $18.00, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price for the year.

NAME CHANGE: On April 30, 1997, the Company changed its name from Gilbert Associates, Inc. to Salient 3 Communications, Inc. as part of its strategy to solely focus on telecommunications.

NEW ACCOUNTING STANDARDS: The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." The provisions of this statement are effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that adoption of this statement will materially affect its consolidated results of operations.

2. ACQUISITIONS/DISPOSITIONS:

In November and December 1999, the Company acquired the net assets of Irmel S.r.l. and Red Alert, Inc., respectively, for a total of $4,467, including a deferred payment of $884 due December 31, 2000 and acquisition costs of $253. The acquisitions were accounted for as purchases and cost was assigned to the net assets acquired based on their estimated fair values at the dates of acquisition. The acquisitions resulted in goodwill of $4,068 which is being amortized on a straight-line basis over 15 years. Irmel, based in Milan, Italy, expands the Industrial Segment's European Operations and Red Alert was merged into its US operations.

Effective February 23, 1999, the Company acquired all of the outstanding stock of ComOpt AB (ComOpt) for $4,098, including acquisition costs. The Company recorded goodwill of $3,892, which is being amortized on a straight-line basis over 10 years. Under the terms of the agreement, the Company will also pay ComOpt's former shareholders additional amounts based upon the achievement of certain performance goals. Any additional payments will increase goodwill. ComOpt is part of the Company's Wireless Segment and was merged into the operations of SAFCO Technologies, Inc.

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

Effective January 3, 1998, the Company acquired all of the outstanding stock of Elemec Systems, Ltd. (Elemec) for $952, including acquisition costs. Elemec is part of the Company's Industrial Segment and was merged into its European operations - GAI-Tronics Limited.

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

The following unaudited consolidated pro-forma results of operations for the years 1999 and 1998 include Irmel, Red Alert, ComOpt and Elemec as if they had been acquired at the beginning of each of the respective periods:

                                                    1999               1998
                                                   ------             ------
Telecommunications sales                         $ 119,261         $ 123,856
Net income (loss) from continuing operations     $     452         $ (18,663)
Net income (loss) from continuing operations
  per share of common stock                      $    0.08         $   (3.03)


The pro-forma statements of operations include adjustments for interest expense and amortization of goodwill.

During the first quarter of 1997, the Company paid an earnout of $1,000 to the former principals of Instrument Associates, Inc. pursuant to the 1993 purchase agreement. The Company also paid an earnout of $1,204 to the former shareholders of SAFCO Corporation pursuant to the 1996 acquisition.

3. INCOME TAXES:

At December 31, 1999 and January 1, 1999, federal and state income tax refunds of $1,838 and $709, respectively, were recorded in other current assets. Income tax provisions (benefits) from continuing operations consist of the following:

                        1999       1998       1997
                       ------     ------     ------
Current:
  Federal             $ (680)    $(2,809)   $(1,793)
  State and foreign      162         768       (328)
                      -------     -------    -------
                        (518)     (2,041)    (2,121)
                      -------     -------    -------
Deferred:
  Federal                910      (1,155)       881
  State                  320        (480)       210
                     -------      -------   -------
                       1,230      (1,635)     1,091
                     -------      -------   -------
                      $  712     $(3,676)   $(1,030)
                     =======      ======     ======

The tax effects of temporary differences which comprise the deferred income tax assets and liabilities are as follows:

                                              December 31,        January 1,
                                                  1999                1999
                                             -------------       ------------
Deferred income tax assets:
 Goodwill                                       $ 5,588             $ 6,268
 Retirement liabilities                           1,717               1,972
 Reserves for contract disallowances
   and bad debts                                  1,179               1,244
 Inventory obsolescence reserves                    994               1,507
 Deferred revenue                                   980                 559
 Inventory                                          735                 682
 Deferred gain on sale/leaseback                    658                  -
 Workers' compensation reserves                     297                 562
 Warranty reserve                                   186                 292
 Closure of United Energy Services Corp.            112                 547
 Other                                            1,794               1,395
                                                 ------              ------
                                                $14,240             $15,028
                                                 ------              ------

                                               December 31,        January 1,
                                                   1999                1999
                                               ------------       ------------
Deferred income tax liabilities:
 Capitalized software development               $   921             $   122
 Depreciation                                       691               1,119
 State income taxes                                 620                 694
 Unbilled revenue                                   273                  45
 Deferred installment sale gain                      94                 125
 Prepaid insurance                                   79                 187
 Other                                              152                 286
                                                 ------              ------
                                                  2,830               2,578
                                                 ------              ------
 Net deferred income tax asset                  $11,410             $12,450
                                                 ======              ======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefit of these deductible differences at December 31, 1999 and January 1, 1999.

A reconciliation of the statutory income tax rate to the effective tax rate follows:

                                           1999     1998     1997
                                           ----     ----     ----
Federal statutory tax rate                 34.0%   (34.0)%   (34.0)%
Purchased research and development
   write-off                                -        -        23.6
State and foreign taxes                    (2.4)    (0.9)     (1.0)
Amortization and write-off of goodwill      8.5     18.6       2.9
Research and development credit             -       (1.2)     (1.1)
Foreign sales corporation                  (1.8)    (0.6)     (1.3)
Other, net                                 (1.1)     0.7      (0.7)
                                          ------   ------    ------
 Effective tax rate                        37.2%   (17.4)%   (11.6)%
                                           ====     ====      ====

4. LONG-TERM DEBT:

Long-term debt consists of the following obligations:

                                              December 31,        January 1,
                                                  1999               1999
                                               ---------           ---------
Acquisition line of credit (see below)          $  3,500            $    -
Note payable, interest due quarterly at 7%,
   principal due 2001                             10,000              10,000
Mortgage obligation, $21 due monthly
   to 2001 including interest at 8.5%                446                 656
Capital lease obligations, with monthly
   payments not exceeding $32, with
   maturity dates from 1999 to 2002 and
   interest rates ranging from 7.5% to 10.4%         816                 282
                                                  ------              ------
                                                  14,762              10,938
Less current maturities                           (1,115)               (322)
                                                  -------             ------
                                                 $13,647             $10,616
                                                  ======              ======

The aggregate maturities of long-term debt, including the capital lease obligations, are as follows:

      2000            $ 1,115
      2001             11,225
      2002                906
      2003                700
      2004                700
      2005                116
                       ------
            Total     $14,762
                       ======

In connection with the aforementioned capital leases and mortgage obligation, the Company has pledged certain property, plant and equipment with a net book value of $5,416.

Long term debt recorded at December 31, 1999 approximates fair market value.

Under terms of a 1999 loan agreement with First Union National Bank, the Company has a working capital line of credit of $12,000 and an acquisition line of credit of $6,000. The agreement requires maintenance of certain financial covenants, and the Company pays a commitment fee of one-quarter of one percent on the unused portion of the lines. As of December 31, 1999, approximately $10,000 was available under the working capital line of credit based on outstanding borrowings ($202), and outstanding letters of credit. The loan agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest and taxes. The agreement also contains a provision that limits the working capital line to a defined borrowing base consisting of eligible receivables and inventory amounts. As of December 31, 1999, the borrowing base was in excess of $12,000. The Company was in compliance with its loan covenants as of December 31, 1999.

The working capital line of credit is available through June 30, 2000. The Company expects to renew the line on such date. At December 31, 1999 and January 1, 1999, $2,228 and $1,923, respectively, were committed for stand-by letters of credit.

The acquisition line of credit is available through June 30, 2000. Any balance outstanding at that time, excluding the current outstanding balance of $3,500, will convert to a term loan and be amortized in equal principal payments over the following 60 months. Monthly repayments on the current outstanding balance of the acquisition line of $58 plus interest will begin in March of 2000 and continue through 2005.

Interest charges are based, at the Company's option, on the bank's prime rate or a function of LIBOR. The loan is collateralized by substantially all of the Company's tangible and intangible assets.

5. INVENTORIES:

Inventories consist of the following:

                                December 31,         January 1,
                                   1999                 1999
                                ----------           ----------
Raw materials and components     $ 9,760              $ 9,632
Work in process                    2,995                2,408
Finished goods                     6,430                6,885
Reserves                          (1,760)              (3,855)
                                  ------               ------
                                 $17,425              $15,070
                                  ======               ======

6. POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the Company and its subsidiaries are participants in various defined contribution retirement plans. Employer contributions under these plans are generally at the discretion of the Company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in 1999, 1998, and 1997, totaled $1,321, $1,442, and $1,536, respectively.

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

The following table sets forth the funded status of the plan as of December 31, 1999 and January 1, 1999, respectively.

                                             1999                1998
                                            -------             -------
Discount rate                                 4.50%               4.50%
Salary escalation                             2.50%               2.50%
Expected return on plan assets                7.00%               9.00%

Change in Benefit Obligation:
 Benefit obligation, beginning balance     $ 5,713             $ 4,157
 Service cost                                  245                 222
 Interest cost                                 247                 269
 Participant contributions                     101                  80
 Actuarial loss                                330               1,058
 Benefits paid                                (163)               (126)
 Currency translation adjustment              (157)                 53
                                             -----               -----
 Benefit obligation, ending balance        $ 6,316             $ 5,713
                                             =====               =====
Change in Plan Assets:
 Fair value, beginning balance             $ 5,520             $ 4,358
 Actual return                               1,004                 994
 Employer contribution                         204                 159
 Participant contributions                     101                  80
 Benefits paid                                (163)               (126)
 Currency translation adjustment              (152)                 55
                                             -----               -----
 Fair value, ending balance                $ 6,514             $ 5,520
                                             =====               =====
Funded Status - over (under) funded        $   198             $  (193)
Unrecognized net actuarial loss                525                 857
Currency translation adjustment                 (1)                  3
                                             -----               -----
Prepaid benefit cost                       $   722             $   667
                                             =====               =====
Components of Net Periodic Pension Cost:
 Service cost                              $   245             $   222
 Interest cost                                 247                 269
 Expected return                              (381)               (401)
 Amortization of unrecognized loss              18                  -
                                             -----               -----
 Net periodic pension cost                 $   129             $    90
                                             =====               =====

7. CAPITAL STOCK:

Except for voting privileges, shares of Class A and Class B common stock are identical. Class B stockholders must be either directors of the Company, or active employees of the Company or its subsidiaries. They may not sell or transfer such stock without having first extended an offer of sale to the Company.

As of December 31, 1999 and January 1, 1999, there were 11,000,000 authorized shares, 10,000,000 shares of which are common stock and 1,000,000 shares of which are preferred stock. No shares of preferred stock were outstanding as of December 31, 1999.

A Stock Purchase Assistance Plan authorizes the Company to extend loans to officers and other key employees for the purpose of acquiring Company stock. The loans bear market rate interest, due quarterly, with principal payments generally due in 10 equal annual installments. As of December 31, 1999, and January 1, 1999, loans aggregating $1,131 and $966, respectively, were outstanding and are reflected as an element of treasury stock.

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

8. STOCK OPTION, AWARD AND PURCHASE PLANS:

The 1996 Long Term Incentive Plan provides for the granting of 1,100,000 stock options, stock appreciation rights and shares of restricted stock. During 1999, 215,100 stock options were granted, at fair market value, with terms not exceeding ten years and vesting over a three year period. At December 31, 1999, an aggregate of 1,950 options, rights, and restricted shares are available for future grants.

As part of the Plan, 45,000 and 80,000 shares of restricted stock were granted during 1998 and 1997, respectively. These shares vest over a three to ten year period, depending upon certain financial achievements. The value of the shares at the time of issuance is recorded in stockholders' equity and amortized over the vesting period. Through 1999, $475 has been expensed. No shares of restricted stock were granted during 1999. As of December 31, 1999, 156,250 restricted shares were outstanding.

The Directors' Stock Option Plan provides for the granting of 125,000 stock options at an exercise price of 75% of market value at the date of grant. Participating directors pre-pay the additional 25% of the exercise price from a portion of their annual retainers allocated for that purpose, as an alternative to cash payments of such amounts. During 1999 and 1998, 31,010 and 15,780 options, respectively, were granted under the plan. The options are granted with a twenty year term. At December 31, 1999, options to purchase 48,810 shares are available for issue.

The 1989 Stock Option Plan provided for issuance of stock options to purchase an aggregate of 250,000 shares of Class B common stock at a price not less than 75% of the fair market value at the date of grant, and with terms not exceeding ten years. Options to purchase 11,200 Class B shares were granted at fair market value during 1999, with terms not exceeding ten years and vesting over a three year period. Authority to issue additional options expired in 1999.

A summary of stock option activity related to the plans mentioned above is as follows:

                                                     Weighted      Number of
                   Number of    Option Price      Average Price      Shares
                    Shares       Per Share          Per Share      Exercisable
                   ---------    ------------        ----------     -----------
Outstanding at
   Jan. 3, 1997     401,799    $ 9.00-$23.20          $13.42          81,000
Granted             518,300    $11.25-$16.00          $13.81
Exercised               -            -                   -
Expired             (79,000)   $11.25-$23.20          $16.94
                    -------
Outstanding at
   Jan. 2, 1998     841,099    $ 9.00-$21.00          $13.61         150,267
Granted             342,780    $ 6.85-$11.25          $ 9.44
Exercised               -            -                   -
Expired            (129,349)   $12.00-$21.00          $14.54
                  ---------
Outstanding at
   Jan. 1, 1999   1,054,530    $ 6.85-$17.50          $12.14         157,714
Granted             257,310    $ 5.50-$ 9.13          $ 7.34
Exercised               -            -                   -
Expired             (80,650)   $ 7.00-$17.50          $14.02
                  ---------
Outstanding at
   Dec. 31, 1999  1,231,190    $ 5.50-$16.00          $11.01         440,545
                  =========

The weighted average price per share of exercisable options at December 31, 1999 is $12.84. The weighted average option lives remaining at December 31, 1999, January 1, 1999 and January 2, 1998 are approximately 8, 8 and 9 years, respectively.

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

                                     1999       1998       1997
                                   ---------  ---------  ---------
Net income (loss) from
 continuing operations              $  721    $(17,905)   $(8,110)

Net income (loss) from continuing
 operations per share of
 common stock                        $0.12      $(2.91)    $(1.29)

The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk free interest rates of 5.8%, 4.5% and 6.2%; dividend yields of 0.0%, 0.1% and 2.9%; volatility factors of 20.0%, 24.4% and 19.2%; and average stock option expected life of 5.6, 5.2 and 5.2 years.

The weighted average fair value of stock options granted was $2.64, $2.96 and $2.90 per share in 1999, 1998 and 1997, respectively.

Under the Stock Bonus Purchase Plan, certain employees and directors may use up to 50% of their annual incentive compensation and directors fees, respectively, to purchase shares of common stock at fair market value. Employees purchasing shares will receive a stock bonus as determined by the Board of Directors each year. The Company may grant an aggregate of 200,000 shares under this plan. During 1999, 14,286 shares were issued under this plan. To date, 68,866 shares have been issued, and 131,134 shares remain available for future grants as of December 31, 1999.

9.  SPECIAL CHARGES

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

In the fourth quarter of 1998, the Company recorded income of $267 resulting from a reversal of the majority of a reserve for the retention layer on certain insurance coverages ($2,167), offset in part by a charge for retirement expenses associated with a former officer ($1,200) and provisions to strengthen certain other operating reserves ($700). The net $267 benefit after an income tax expense of $87 was $180 or $0.03 per share. The reversal of the insurance reserve resulted from the Company's transition to a different structure in its insurance coverages, reflecting both its streamlined telecommunications businesses and a favorable climate in the commercial insurance markets. The net pre-tax impact of these adjustments was an increase in cost of goods sold of $200 and a reduction of selling, general and administrative expenses of $467.

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

The following table displays a rollforward of the liabilities for the restructuring charge from January 2, 1998 to January 1, 1999.

                           January 2,                              January 1,
                              1998                                    1999
Type of Cost                Balance      Additions     Payments      Balance
------------                -------      ---------     --------      -------

Employee separations        $   -         $1,075        $ (560)      $  515
Facility closings               -          1,185          (387)         798
Other                           -            141            -           141
                              -----        -----         -----        -----
Total                       $   -         $2,401        $ (947)      $1,454
                              =====        =====          ====        =====

The following table displays a rollforward of the liabilities for the restructuring charge from January 1, 1999 to December 31, 1999.

                           January 1,                             December 31,
                              1999                                    1999
Type of Cost                Balance      Additions      Payments    Balance
------------                -------      ---------      --------    -------
Employee separations         $  515      $    -        $  (515)     $    -
Facility closings               798           -           (682)         116
Other                           141           -           (141)          -
                              -----        -----         -----        -----
Total                        $1,454      $    -        $(1,338)      $  116
                              =====        =====         =====        =====


10.  OPERATING LEASES:

The Company leases, as lessee, facilities, data processing equipment, office equipment and automobiles under leases expiring during the next ten years. Total rental expense under operating lease agreements amounted to $1,700 in 1999, $1,800 in 1998, and $1,500 in 1997. Minimum future rental commitments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1999 were as follows:

 2000                      $2,243
 2001                       2,116
 2002                       1,880
 2003                       1,442
 2004                       1,452
 2005 and thereafter       13,188
                           ------
   Total minimum rentals  $22,321
                           ======

In December 1999, the Company entered into a contract for the sale and leaseback of the Industrial Segment's headquarters and manufacturing facility. The property had a net book value of $3,534 at the sale date. A gain on the sale of $1,784 was deferred and is being amortized into income over the lease term as a reduction of rent expense. The initial lease term is 14 years with a 2-year renewal option. The minimum annual rental cost approximates $677.
At December 31, 1999, other long-term liabilities included $1,645 which represents the non-current portion of the unamortized gain.

11. FINANCIAL INSTRUMENTS:

Letters of credit are issued by the Company during the ordinary course of business through major domestic banks. The Company has outstanding letters of credit, not reflected in the consolidated financial statements, in the amount of $2,228 at December 31, 1999 and $1,923 at January 1, 1999.

Financial instruments which potentially subject the Company to the concentration of credit risk, as defined by SFAS No. 105, consist principally of accounts receivable. Concentration of credit risk with respect to receivables is limited, as the majority of the balance represents billings for work performed or products sold to various financially secure companies.

12. COMMITMENTS AND CONTINGENCIES:

In July 1998, the Company sold its RCI subsidiary to the management of RCI and an investor group. Pursuant to the Stock Purchase Agreement, the Company agreed to indemnify, defend and hold harmless, the buyers of RCI against certain litigation, claims or judgments brought or continued against the Company arising out of the actions or operations of its former RCI subsidiary.

Various other lawsuits, claims and contingent liabilities arise in the ordinary course of the Company's business. While the ultimate disposition of any of these contingencies is not determinable at this time, management believes that there are no current outstanding liabilities that will materially affect the Company's financial position or results of operations.

The Company has retained an investment firm to assist in evaluating and pursuing strategic alternatives intended to enhance shareholder value. In order to ensure continuing value in the Company and its operating subsidiaries, various members of management and key employees have been offered incentives to continue employment through the completion of this process. A portion of these incentives are guaranteed to the employees subject to continued employment through December 15, 2000, and will be recognized over the related service period. Other incentives, including sale bonuses and severance, are dependent on the ultimate direction and resolution of the strategic alternatives, and will be recognized if and when there is a triggering event.

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a tabulation of the unaudited quarterly financial data for each of the four quarters of the years 1999 and 1998:
                                                                QUARTER ENDED
  --------------------------------------------------------------------------------------------------------------
                                     April 2, 1999      July 2, 1999      Oct. 1, 1999      Dec. 31, 1999
  --------------------------------------------------------------------------------------------------------------
Telecommunications sales                  $28,623           $27,597           $27,812            $31,598
Gross profit                               11,648            10,894            11,960             13,121
Pre-tax income                                 97               300               427              1,088
Net income                                     68               210               299                623

Per share of common stock:

Net income                                  $0.01             $0.04             $0.05              $0.10

                                                                QUARTER ENDED
  --------------------------------------------------------------------------------------------------------------
                                     April 3, 1998      July 3, 1998      Oct. 2, 1998       Jan. 1, 1999
  --------------------------------------------------------------------------------------------------------------
Telecommunications sales                  $27,975           $29,772           $28,480            $33,055
Gross profit                               10,362             7,977            12,077             15,374
Pre-tax income (loss) from
  continuing operations                    (2,693)          (22,780)              657              3,681
Net income (loss) from
  continuing operations                    (1,670)          (18,672)              406              2,477
Net income (loss) from
  discontinued operations                     398               799              (147)               -
Gain on disposals of
  discontinued operations                     -                 -                 100                -
Net income (loss)                          (1,272)          (17,873)              359              2,477

Per share of common stock:
  Net income (loss) from
    continuing operations                  $(0.26)           $(2.99)            $0.07              $0.41
  Net income (loss) from
    discontinued operations                  0.06              0.13             (0.03)               -
  Gain on disposals of
    discontinued operations                   -                 -                0.02                -

                                           -------           -------            -----              -----
Net income (loss) per share                $(0.20)           $(2.86)            $0.06              $0.41
                                            =====             =====             =====              =====
NOTES:
 The results of operations for the quarter ended July 2, 1999 include a charge for severance expenses of
$356 and a write off of inventory of $650 associated with the consolidation of the Instrument Associates division of GAI-Tronics, and a $1,000 reduction of reserves which were no longer required.

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

 Net income (loss) per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly net income (loss) per share does not equal the total computed for the year.

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

The Company evaluates segment performance based on profit or loss from continuing operations before income tax, goodwill amortization and corporate overhead allocation.  Profit or loss from continuing operations is determined in accordance with generally accepted accounting principles described in the summary of significant accounting policies.  Intersegment sales are not significant.  Identifiable assets are those assets used in the operations of a reportable segment and exclude goodwill and deferred taxes.  Corporate assets include land, deferred income taxes and other corporate assets. Depreciation and capital expenditures for 1998 and 1997 will not agree with the Consolidated Statements of Cash Flows because discontinued
operations have not been segregated in the Consolidated Statements of Cash Flows.

Information about the Company's operations by segment for the years 1999, 1998 and 1997 is as follows:

                                                Industrial        Access Products       Wireless        Consolidated
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
 Telecommunications sales                        $ 60,180             $21,149            $34,301          $115,630
                                                   ======              ======             ======           =======
 Segment profit                                  $  4,006             $  (829)           $ 4,600          $  7,777
                                                   ======              ======             ======
 General interest expense                                                                                   (1,117)
 General corporate expenses                                                                                 (4,272)
 Goodwill amortization                                                                                      (1,699)
 Restructuring and other charges                                                                              (650)
 Reversal of reserves                                                                                        1,000
 Interest and other income                                                                                     873
                                                                                                            ------
 Pre-tax income                                                                                           $  1,912
 =================================================================================================================
 Identifiable assets                             $ 28,733             $13,909            $26,165          $ 68,807
                                                   ======              ======            =======
 Corporate assets                                                                                           20,978
 Goodwill                                                                                                   34,762
                                                                                                           -------
 Total assets, December 31, 1999                                                                          $124,547
 =================================================================================================================
 Depreciation                                     $ 1,967             $   699            $ 1,887
                                                    =====              ======              =====
 Capital expenditures                             $   878             $   441            $ 2,189
                                                    =====              ======              =====

Reconciliation of Other Significant Items:
Geographic Information                             Sales           Long Lived Assets
-----------------------                            -----           -----------------
United States                                   $ 75,376              $22,886
United Kingdom                                     9,084                  851
Japan                                              4,589                   64
Mexico                                             3,638                   -
Brazil                                             3,116                   70
China                                              1,716                   64
Other foreign countries                           18,111                  787
                                               ----------           ----------
                                                $115,630              $24,722
                                                 =======               ======
Sales to Major Customers:
Sales to a customer of the Company's Access Products Segment represents approximately $11,701, or 10% of the
Company's consolidated sales. Sales to a customer of the Company's Industrial and Wireless Segments represents approximately $12,364, or 11% of the Company's consolidated sales.

                                                Industrial        Access Products       Wireless        Consolidated
--------------------------------------------------------------------------------------------------------------------
Year ended January 1, 1999:
 Telecommunications sales                        $ 64,033             $25,160            $30,089            $119,282
                                                   ======              ======             ======             =======
 Segment profit                                  $  6,011             $   325            $ 2,427            $  8,763
                                                   ======              ======             ======
 General interest expense                                                                                     (1,294)
 General corporate expenses                                                                                   (4,598)
 Goodwill amortization                                                                                        (1,485)
 Goodwill impairment, restructuring and other charges                                                        (23,089)
 Net insurance reserve reversal and other                                                                        267
 Interest income                                                                                                 301
                                                                                                              ------
 Pre-tax loss from
   continuing operations                                                                                    $(21,135)
 ====================================================================================================================
 Identifiable assets                             $ 34,994             $15,052            $17,947            $ 67,993
                                                   ======              ======             ======
 Corporate assets                                                                                             21,962
 Goodwill                                                                                                     28,500
                                                                                                             -------
 Total assets, January 1, 1999                                                                              $118,455
 ====================================================================================================================
 Depreciation                                    $  2,047             $ 1,066            $ 1,530
                                                    =====              ======             ======
 Capital expenditures                            $  3,262             $   218            $ 2,007
                                                    =====              ======             ======

Reconciliation of Other Significant Items:
Geographic Information                             Sales         Long Lived Assets
----------------------                            --------      -------------------
United States                                    $ 76,413            $ 25,323
United Kingdom                                     10,527               1,096
Japan                                               5,262                 -
Brazil                                              4,996                 109
China                                               2,920                  99
Taiwan                                              2,285                 -
Other foreign countries                            16,879                 333
                                                 --------            --------
                                                 $119,282            $ 26,960
                                                  =======              ======
Sales to Major Customers:
Sales to a customer of the Company's Access Products Segment represents approximately $14,605, or 12% of the
Company's consolidated sales. Sales to a customer of the Company's Industrial and Wireless Segments represents approximately $11,058, or 9% of the Company's consolidated sales.

                                                Industrial        Access Products        Wireless        Consolidated
----------------------------------------------------------------------------------------------------------------------
Year ended January 2, 1998:
 Telecommunications sales                        $ 59,809             $27,568             $23,092          $110,469
                                                   ======              ======              ======           =======
 Segment profit (loss)                           $  5,815             $(1,550)            $   580          $  4,845
                                                   ======              ======              ======
 General interest expense                                                                                    (1,660)
 General corporate expenses                                                                                  (4,319)
 Goodwill amortization                                                                                       (1,726)
 Purchased in-process research and development                                                               (6,150)
 Interest income                                                                                                135
                                                                                                            -------
 Pre-tax loss from
   continuing operations                                                                                   $ (8,875)
====================================================================================================================
 Identifiable assets                             $ 33,986             $18,183             $17,370          $ 69,539
                                                   ======              ======              ======
 Net assets held for sale                                                                                    16,195
 Corporate assets                                                                                            16,981
 Goodwill                                                                                                    44,782
                                                                                                             ------
 Total assets, January 2, 1998                                                                             $147,497
====================================================================================================================
 Depreciation                                    $  1,515             $ 1,062             $   962
                                                    =====              ======              ======
 Capital expenditures                            $  3,442             $ 1,169             $ 2,777
                                                    =====              ======              ======
Reconciliation of Other Significant Items:
Geographic Information                             Sales            Long Lived Assets
----------------------                            --------          -----------------
United States                                    $ 76,957             $23,767
China                                               7,671                  63
United Kingdom                                      5,953                 798
Brazil                                              1,895                 -
Other foreign countries                            17,993                 159
                                                 --------            --------
                                                 $110,469            $ 24,787
                                                  =======              ======
Sales to Major Customers:
Sales to a customer of the Company's Access Products Segment represents approximately $13,870, or 13% of the
Company's consolidated sales. Sales to a customer of the Company's Industrial and Wireless Segments represents approximately $10,014, or 9% of the Company's consolidated sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Other than portions of Item 10, which are included in Item 4A hereof, this part (i.e. Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; Item 13 - Certain Relationships and Related Transactions) is incorporated by reference to an amendment to this form 10-K to be filed.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The financial statements filed herewith under Part II, Item 8, include the consolidated balance sheets at December 31, 1999 and January 1, 1999, and the consolidated statements of operations, stockholders' equity and cash flows for the years
1999, 1998 and 1997 of Salient 3 Communications, Inc. and its subsidiaries.

 (b) The registrant did not file any Form 8-K during the fourth quarter of 1999.

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

  10.7 Salient 3 Communications, Inc. Directors' Stock Option
Plan. Incorporated by reference to Exhibit 4 to registration Statement on Form S-8 filed by the registrant under Securities Act of 1933 (File No. 333-
55967).

  21 A complete list of the registrant's subsidiaries.

  23.1 Consent of Arthur Andersen LLP, registrant's independent public accountants, to the use of their reports on the consolidated financial statements and financial data schedule.

  27 Financial Data Schedule for the year ended December 31,
1999.

  99.1 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of the Stock
Purchase Program for Employees of Salient 3
Communications, Inc. and its subsidiaries for the year ended December 31, 1999. (To be filed by amendment.)

 (d) Financial Statement Schedule, as required, are filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated January 24, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(d) in this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP
Philadelphia, Pennsylvania
January 24, 2000

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years 1999, 1998 and 1997

Column A                         Column B       Column C         Column D    Column E      Column F
                                 Balance at    Additions                                  Balance at
                                 Beginning     Charged to                       Other        End of
Description                      of Period  Costs and Expenses  Deductions     Changes       Period
-----------------------------------------------------------------------------------------------------
1999:
 Allowance for doubtful accounts   $1,711      $     251        $     585  (A) $    42 (H)   $1,556
                                    =====          =====            =====          137 (C)    =====
                                                                                 =====
 Estimated liability for
   contract losses                 $1,756      $      -         $      -       $    -        $1,756
                                    =====          =====            =====        =====        =====

 Inventory reserves                $3,855      $     547        $   2,832      $   201 (G)   $1,760
                                    =====          =====            =====          (11)(C)    =====
                                                                                 =====

 Restructuring reserves            $1,454      $      -         $   1,338      $    -        $  116
                                    =====          =====            =====        =====        =====

1998:
 Allowance for doubtful accounts   $1,680       $    300         $    (27) (A) $    55 (F)   $1,711
                                    =====          =====            =====         (351)(C)    =====
                                                                                 =====
 Estimated liability for
   contract losses                 $1,470       $    300          $    14  (B) $    -        $1,756
                                    =====          =====            =====        =====        =====

 Inventory reserves                $2,190       $    493          $   668      $    16 (F)   $3,855
                                    =====          4,353 (E)        2,880          351 (C)    =====
                                                   =====            =====        =====

 Restructuring reserves            $   -        $  2,401 (E)      $   947      $    -        $1,454
                                    =====          =====            =====        =====        =====

1997:
 Allowance for doubtful accounts   $1,565       $     76          $   154  (A) $   358 (D)   $1,680
                                    =====          =====            =====         (165)(C)    =====
                                                                                 =====

 Estimated liability for
   contract losses                 $1,539       $    -            $    69  (B) $    -        $1,470
                                    =====          =====            =====        =====        =====

 Inventory reserves                $1,363        $   513          $   367      $   516 (D)   $2,190
                                    =====          =====            =====          165 (C)    =====
                                                                                 =====
 (A)  Uncollectible accounts written off.
 (B)  Contract losses realized.
 (C)  Reclassification of reserves.
 (D)  Acquisition of DAC and TEC.
 (E)  Second quarter 1998 non-recurring charge.
 (F)  Acquisition of Elemec.
 (G)  Acquisition of Irmel.
 (H)  Acquisition of ComOpt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 2000.

     SALIENT 3 COMMUNICATIONS, INC.

     By  /s/T. S. Cobb
     T. S. Cobb
     Chairman, President and Chief
     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                       Title                           Date

                         Chairman, President and Chief
                         Executive Officer
                         (Principal Executive
  /s/T. S. Cobb          Officer) and Director                   March 17, 2000
---------------
 T. S. Cobb

                         Senior Vice President and Chief
                         Financial Officer
                         (Principal Financial
                         and Accounting Officer)
  /s/P. H. Snyder        and Director                            March 17, 2000
-----------------
 P. H. Snyder

  /s/J. W. Boyer, Jr.    Director                                March 17, 2000
--------------------
 J. W. Boyer, Jr.

  /s/D. E. Lyons         Director                                March 17, 2000
-----------------
 D. E. Lyons

 /s/D. K. Wilson, Jr.    Director                                March 17, 2000
--------------------
 D. K. Wilson, Jr.

 /s/R. E. LaBlanc        Director                                March 17, 2000
-----------------
 R. E. LaBlanc

 /s/D. E. Foster         Director                                March 17, 2000
----------------
 D. E. Foster

 /s/D. F. Strigl         Director                                March 17, 2000
----------------
 D. F. Strigl

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

                                     State or
                                 Jurisdiction in
                                      which
 Name of Subsidiary                Incorporated
 ------------------              ---------------
GAI-Tronics Corporation *            Delaware
XEL Communications, Inc.             Colorado
SAFCO Technologies, Inc.             Illinois

* GAI-Tronics Corporation, in addition to doing business under its corporate name, does business under the GAI-Tronics Limited name.

<EX-23>
EXHIBIT 23.1


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Salient 3 Communications, Inc.:

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 333-55963, 333-55965, 333-55967, 333-09635, 333-09639, 33-55139, 33-15289, 33-32288, 33-37792, 33-37793,
33-37795, 33-43113 and 33-71242).

Arthur Andersen LLP

Philadelphia, Pennsylvania
March 17, 2000