Form 10-K/A
period 1999-12-31
SALIENT 3 COMMUNICATIONS INC
filed 2000-04-14
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
- - - - - - - - - -
FORM 10-K/A


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the Fiscal Year Ended December 31, 1999

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

                                                                         Year In Which
                                                                          First Became
      Name                      Age        Position With Company           Director
      ----                      ---        ---------------------         -------------
John W. Boyer, Jr.  . . . . . .  71                -----                       1984
Timothy S. Cobb . . . . . . . .  58  Chairman of the Board, President          1993
                                       and Chief Executive Officer
Dennis F. Foster . . . . . . . . 59                -----                       1998
Thomas F. Hafer . . . . . . .    51  Senior Vice President, General Counsel   ------
                                               and Secretary
Robert E. LaBlanc . . . . . .    66                -----                       1997
Donald E. Lyons  . . . . . . .   70                -----                       1989
Paul H. Snyder . . . . . . . . . 53    Senior Vice President and Chief         1995
                                             Financial Officer
Dennis F. Strigl . . . . . . . . 53                -----                       1998
Donald K. Wilson, Jr.  . . . .   64                -----                       1990

 Mr. Boyer retired in May 1993 as Chairman of Philadelphia Suburban Corporation whose principal subsidiary, Philadelphia Suburban Water Company, is a regulated water utility. Mr. Boyer served in various senior executive positions with that company since 1981. He is a director of The Rittenhouse Trust Company. Mr. Boyer is a Class I director whose term expires at the Annual Meeting in 2001.

 Mr. Cobb has been Chairman of the Board since July 1995, Chief Executive Officer of the Company since March 1994 and President and Chief Operating Officer of the Company since October 1993. He served as President of Gilbert/Commonwealth, Inc., then a subsidiary of the Company, from January 1991 to September 1993 and as President of GAI-Tronics, a subsidiary of the Company, from June 1988 to December 1990. Mr. Cobb is a Class III director whose term expires at the Annual Meeting in 2000.

 Mr. Foster became Vice Chairman of ALLTEL Communications, Inc., which provides telecommunications and information services, when it merged with 360 Degree Communications Company, formerly Sprint Corporation's cellular and wireless division. Mr. Foster had been President and Chief Executive
Officer of 360 Degree Communications Company since January 1996. Mr. Foster joined Sprint in 1992 as Senior Vice President of operations for its local telecommunications division and became President and Chief Operating Officer of its cellular and wireless division in March 1993. Prior to joining Sprint, Mr. Foster held management positions in the areas of marketing, regulatory and corporate strategic planning, as well as operational assignments with AT&T and GTE. He serves on the board of ALLTEL
Corporation, NiSource Corporation, The National Board of Junior Achievement and is a trustee of the University of Findlay in Ohio. Mr. Foster is a Class I director whose term expires at the Annual Meeting in 2001.

 Mr. Hafer was appointed Vice President of the Company in September 1995 and Senior Vice President in February 1997. He has served as General Counsel and Corporate Secretary of the Company since February 1994. Mr. Hafer served as President of Green Hills Management Company, a division of the Company, from September 1993 until July 1997. He served as Vice President of Green Hills Management Company from February 1991 through September 1993.

 Mr. LaBlanc has served as President of Robert E. LaBlanc Associates,
Inc., an information technologies consulting and investment banking firm, since 1981. Prior to that, he was Vice Chairman of Continental Telecom, Inc., a major telecommunications services company now merged with GTE. Mr. LaBlanc began his career in the former Bell System and served as telecommunications analyst and general partner with Salomon Brothers, Inc., before joining Continental. Mr. LaBlanc is a Class III director whose term expires at the Annual Meeting in 2000.

 For five years prior to his retirement in 1987, Mr. Lyons served as Chief Executive Officer and President of the Power Systems Group of Combustion Engineering, Inc., a supplier of technology, equipment and services to the power and process industries. Mr. Lyons served as Chairman of the Board of CANISCO Resources, Inc. from 1996 to 1999. He also chaired the Atomic Industrial Forum in Washington, D.C. and served on the Advisory Board of the Institute of Nuclear Power Operations. Mr. Lyons is a Class I director whose term expires at the Annual Meeting in 2001.

 Mr. Snyder was appointed Vice President of the Company in September 1995 and Senior Vice President in February 1997. He has been Chief Financial Officer of the Company since August 1995. He served as Vice President and Chief Financial Officer of The Dreyfus Corporation from August 1994 until joining the Company. For more than five years prior to joining Dreyfus, Mr. Snyder served as Senior Vice President and Chief Financial Officer of Mellon PSFS. Mr. Snyder is a Class II director whose term expires at the Annual Meeting in 2002.

 Mr. Strigl has served as President and Chief Executive Officer of Bell Atlantic Mobile since 1991 and as Group President and Chief Executive Officer of Bell Atlantic Global Wireless Group since 1997. He joined Bell Atlantic Mobile in 1989, serving as Vice President-Product Management for Network Services and later as Vice President-Operations and Chief Operating Officer, and a member of the Board of Directors of New Jersey Bell. Mr. Strigl is a director of General Magic Incorporated, Grupo Iusacell S.A. de C.V., Anadigics, Inc. and the Cellular Telecommunications Industry Association, serving as Chairman of the latter for 1996-1997. Mr. Strigl is a Class III director whose term will expire at the Annual Meeting in 2000.

 Mr. Wilson is currently a partner of Green, Wilson, & Associates, management consultants, in Hartford, Connecticut. From 1994 until the end of 1998, Mr. Wilson was a consultant with American Phoenix Corporation of Connecticut , an insurance brokerage company. In 1994, he retired as Executive Vice President of The Hartford Steam Boiler Inspection and Insurance Company, which he had served in various capacities since 1962 and which is engaged in insurance underwriting, investments and engineering. He is also a director of Mechanics Savings Bank in Hartford, Connecticut and Spencer Turbine Company in Windsor, Connecticut. Mr. Wilson is a Class II director whose term expires at the Annual Meeting in 2002.

Item 11.  Executive Compensation and Other Information

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 1999, 1998 and 1997, the cash compensation paid by the Company, as well as other compensation paid, accrued or awarded for those years, to the Company's Chief Executive Officer and to each of the remaining most highly compensated Executive Officers whose total annual salary and bonus exceeded $100,000 in fiscal 1999 (collectively, the "Executive Officers").

                                   Summary Compensation Table

                                                              Long-Term Compensation
                                                                     Awards
                                                             -----------------------
                                          Annual             Restricted   Securities
     Name and                          Compensation            Stock      Underlying       All Other
 Principal Position          Year   ($)Salary  ($)Bonus     ($)Awards(1)  Options (2)  ($)Compensation
 ------------------          ----   ---------  --------     ------------  -----------  ----------------
T. S. Cobb. . . . . . .      1999    390,000         0                0            0        28,723 (3)
 President & Chief           1998    390,000   150,000          209,000       55,000        29,113
 Executive Officer           1997    390,000         0          540,000      100,000        29,300

T. F. Hafer. . . . . . .     1999    215,000         0                0            0        23,723 (3)
 Sr. Vice President, General 1998    205,000    60,000           83,600       18,700        24,113
 Counsel & Secretary         1997    195,000    19,500          208,875       34,000        24,300

P. H. Snyder. . . . . . .    1999    220,000         0                0            0        23,723 (3)
 Sr. Vice President &        1998    210,000    60,000           83,600       22,000        24,113
 Chief Financial Officer     1997    200,000    20,000          208,875       40,000        24,300

____________
(1) All restricted stock is Class B Common Stock and will vest and be distributed at the end of ten years, at the end of the three year period following the award if certain earnings per share goals are met for that period, or upon a change in control at the discretion of the Board. Any dividends on the stock will be held by the Company and distributed when the stock vests. The aggregate value at the end of fiscal 1999 of the 80,500 shares of restricted stock held by Mr. Cobb was $563,500, $212,100 for the 30,300 shares held by Mr. Snyder and $212,100 for the 30,300 shares held by Mr. Hafer.

(2) Options cannot be exercised for at least two years from the date of grant. The exercise price is the fair market value of the stock on the date of grant.

(3) Includes: (a) for Mr. Cobb, Mr. Snyder, and Mr. Hafer, Company contributions of $11,200 to each of their accounts under the Company's Retirement Savings Plan and $2,523 to each of their accounts in the Company's Stock Purchase Program; (b) for Mr. Cobb, Mr. Snyder and Mr. Hafer, taxable expense reimbursements of $15,000, $10,000 and $10,000, respectively.

Stock Options

 No stock options were granted to Executive Officers during 1999.

Aggregate Option Exercises and Year-End Values

 The following table shows stock options exercised by Executive Officers during 1999, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1999. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of Company Class A Common Stock.

                          Aggregate Stock Option Exercises in Last Fiscal Year
                                    and Fiscal Year-End Option Values


                                         No. of Shares Covered by         Value of Unexercised
                                          Unexercised Options             In-The-Money Options
                                          at Fiscal Year-End (#)        at Fiscal Year-End ($)(1)
                                         ------------------------       -------------------------
                   Shares
                  Acquired    Value                      Not                           Not
 Name           on Exercise  Realized    Exercisable Exercisable(2)     Exercisable Exercisable(2)
 ----           -----------  --------    ----------- --------------     ----------- --------------
T. S. Cobb          ----       ----         133,961     118,039              ----      ----
T. F. Hafer         ----       ----          43,000      35,700              ----      ----
P. H. Snyder        ----       ----          52,000      32,000              ----      ----

------------
(1) Determined by deducting the exercise price from the December 31, 1999 market price of the Company's common stock.

(2) Future exercise is subject to continued employment by the Company for at least two years from the date the options were granted, subject to acceleration for retirement, death, total disability, or change of control.

Compensation Committee Interlocks

 There were no Executive Development  Committee interlocks in 1999.

Employment Contracts and Termination of Employment Arrangements

 Throughout fiscal 1999, the Company had no formal contracts of employment with its Executive Officers. In 1989, the Board of Directors adopted a Benefit Equalization Plan which provides supplemental retirement income to several retired officers of the Company and its subsidiaries. In 1997, the Board added Messrs. Cobb, Snyder and Hafer to the Plan. Payments under the Plan will be made to those three Executive Officers only to the extent that income from Social Security, the Company-paid portions of Company retirement plans, and the value of any restricted stock which has vested by the passage of time do not equal 50% of an individual's average annual salary for the three highest paid years. In the event of a change of control, as defined in the Plan, any payments due will be accelerated, such payments being essentially the present value of the stream of payments which would have been made had there been no change of control. The Plan is unfunded and terminates for an individual upon termination of employment for any reason other than retirement, death or disability.

Director Compensation

 Each Board member, other than officers of the Company, receives an annual retainer of $18,000; committee chairmen receive an additional $5,000. Each such director also receives $1,000 for each committee or Board meeting attended.

 In 1996 the Board adopted, and the Shareholders approved, the Directors' Stock Option Plan. Under the terms of that plan, each non-employee Board member may elect to receive stock options in lieu of all or a specified portion of his annual retainer to be earned during that year.

Item 12.   Beneficial Ownership of Equity Securities by Certain Persons

 As of February 29, 1999, the number and percentage of equity securities of the Company beneficially owned by (i) each of the directors, (ii) each Executive Officer named in the Summary Compensation Table, (iii) all Executive Officers and directors of the Company as a group and (iv) all holders of more than five percent (5%) of the Class B Common Stock are set forth in the following table:

                                  Class B       Percentage       Class A      Percentage
 Individuals                    Common Stock   of Class (1)    Common Stock   Of Class (1)
 -----------                    ------------   ------------    ------------   ------------
J. W. Boyer, Jr. . . . .          10,155 (2)         2.0 %          6,500             *
T. S. Cobb. . . . . . .          302,239 (2)(3)(4)  44.9              ---            ---
D. E. Foster . . . . . .           4,836              *               ---            ---
T. F. Hafer . . . . . . .         97,670 (2)(3)(4)  17.5              ---            ---
R. E. LaBlanc . . . . . .         22,701 (2)         4.5              ---            ---
D. E. Lyons . . . . . . .         13,583 (2)         2.6              ---            ---
P. H. Snyder . . . . . .         110,839 (2)(3)(4)  19.9              ---            ---
D. F. Strigl . . . . . . .         3,732              *               200             *
D. K. Wilson, Jr. . . . .         16,130 (2)         3.1              ---            ---

All Executive Officers, directors
 as a group  (nine persons) . .  581,885 (2)(3)(4)  71.6            6,700             *

Merrill Lynch & Company   (5)    179,257            35.4          154,102            2.7


(1) Asterisks indicate beneficial ownership of less than 1% of the outstanding shares of the class.

(2) Includes options held by Messrs. Boyer, Cobb, Hafer, LaBlanc, Lyons, Snyder, and Wilson to purchase 9,345, 166,508, 51,500, 3,945, 9,345,
52,000 and 13,545 shares, respectively, of Class B Common Stock exercisable within 60 days.

(3) Includes shares purchased through February 29, 2000 on behalf of Mr. Cobb, Mr. Snyder and Mr. Hafer under the Company's Stock Purchase
Program and shares for Mr. Hafer from contributions to the Payroll
Stock Ownership portion of the Retirement Savings Plan.

(4) Includes awards through February 29, 2000 of 80,500 shares of restricted stock for Mr. Cobb and 30,300 shares of restricted stock each for Mr. Snyder and Mr. Hafer.

(5) Merrill Lynch & Company, 265 Davidson Avenue, Somerset, NJ 08873 holds through controlled nominees shares of the Company's Class B and Class
A Common Stock as trustee on behalf of present and past employees pursuant to various employee benefit plans of the Company.


Item 13.  Certain Relationships and Related Transactions

 None.



SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Salient 3 Communications, Inc.

                                   By:      /s/ Thomas F. Hafer
                                       ----------------------------
                                   Name:  Thomas F. Hafer
                                   Title: Senior Vice President, General Counsel
                                          and Secretary

Date:   April 14, 2000