Form 10-Q
period 2000-03-31
SALIENT 3 COMMUNICATIONS INC
filed 2000-05-15
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2000
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
    Yes  X    No
                                                 Class A          Class B
                                                 -------          -------
Number of shares of each class of
common stock outstanding as of
March 31, 2000 (including 156,250
shares of restricted stock
and excluding 2,844,189
Class A treasury shares):                        5,646,981         494,130

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information

Item 1.

 Consolidated Condensed Balance Sheets at
  March 31, 2000 (unaudited) and December 31, 1999

 Consolidated Condensed Statements of Operations for the three month periods ended March 31, 2000 and April 2, 1999 (unaudited)

 Consolidated Condensed Statements of Cash Flows for the three month periods ended March 31, 2000 and April 2, 1999 (unaudited)

 Notes to Consolidated Condensed Financial Statements

Item 2.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

 Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheets
 March 31, 2000 and December 31, 1999
 (Unaudited)
 (000's)
                                                                 March 31,         December 31,
                                                                   2000                1999
                                                                 ---------         ------------
 ASSETS

 Current assets:
 Cash and cash equivalents                                     $    2,031        $    1,687
 Accounts receivable, net of allowance
    for doubtful accounts of $1,964 and
    $1,556, respectively                                           23,080            27,239
 Inventories                                                       18,372            17,425
 Deferred income taxes                                              4,940             4,940
 Other current assets                                               8,146             7,302
                                                                   ------            ------
         Total current assets                                      56,569            58,593
                                                                   ------            ------

 Property, plant and equipment, at cost                            43,359            42,777
 Less accumulated depreciation and
   amortization                                                    26,038            24,973
                                                                   ------            ------
                                                                   17,321            17,804
                                                                   ------            ------
 Deferred income taxes                                              6,470             6,470
 Other assets                                                       2,850             2,850
 Software development costs                                         5,108             4,068
 Goodwill                                                          34,606            34,762
                                                                  -------           -------
         Total Assets                                          $  122,924        $  124,547
                                                                  =======           =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                                 $    3,197        $      202
 Accounts payable                                                   7,534             9,946
 Salaries and wages                                                 1,698             1,428
 Income taxes, currently payable                                      317               406
 Deferred revenue                                                   2,577             2,164
 Other accrued liabilities                                          9,581            10,446
                                                                   ------            ------
         Total current liabilities                                 24,904            24,592
                                                                   ------            ------
 Long-term debt                                                    13,343            13,647
 Other long-term liabilities                                        6,795             6,990

 Stockholders' equity:
 Common stock                                                       8,985             8,985
 Capital in excess of par value                                    36,969            36,974
 Warrants outstanding                                               1,755             1,755
 Retained earnings                                                 72,829            74,178
 Foreign currency translation adjustment                              (77)              (14)
 Deferred compensation-restricted stock                            (1,373)           (1,420)
 Treasury stock                                                   (41,206)          (41,140)
                                                                  -------           -------
                                                                   77,882            79,318
                                                                  -------           -------
         Total Liabilities and Stockholders' Equity            $  122,924        $  124,547
                                                                  =======           =======

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations
 (Unaudited)
 (000's except for share and per share information)

                                                                    Three Months Ended
                                                                 --------------------------
                                                                 March 31,        April 2,
                                                                   2000             1999
                                                                 ---------        ---------
 Sales                                                         $    25,015     $     28,623
 Cost of goods sold                                                 14,668           16,975
                                                                    ------           ------
 Gross profit                                                       10,347           11,648

 Selling, general and administration                                 9,616            8,607
 Research and development                                            2,161            2,421
 Goodwill amortization                                                 507              376
                                                                    ------           ------
 Operating profit(loss)                                             (1,937)             244
                                                                    ------           ------
 Interest and other income                                              91               94
 Interest expense                                                      329              241
                                                                    ------           ------
 Pre-tax income(loss)                                               (2,175)              97
                                                                    ------           ------
 Provision(benefit) for
   taxes on income(loss)                                              (827)              29
                                                                    ------           ------

 Net income(loss)                                              $    (1,348)    $         68
                                                                    ======           ======

 Net income(loss) per share of common
   stock (basic and diluted)                                   $     (0.23)    $       0.01


 Basic weighted average shares
   outstanding                                                   5,989,073        5,952,391

 The accompanying notes are an integral part of the consolidated condensed financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)                                                         Three Months Ended
 (000's)                                                           ----------------------
                                                                   March 31,     April 2,
                                                                      2000         1999
                                                                   ---------     --------
 Cash flows from operating activities:
 Net income (loss)                                                 $  (1,348)   $      68
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
     Depreciation and amortization                                     2,026        1,585
     Reserve provisions                                                  711          120
     Deferred income tax provision (benefit)                             -            300
     Changes in current assets and current liabilities
     net of effects from acquisition:
      Accounts receivable and unbilled revenue                         3,696        5,321
      Inventories                                                     (1,196)        (607)
      Other current assets                                              (843)        (434)
      Accounts payable and salaries and wages                         (2,142)         493
      Other accrued liabilities                                         (572)      (2,799)
      Income taxes, currently payable                                    (89)         158
     Other, net                                                           47           48
                                                                      ------        -----
  Net cash provided by operating activities                              290        4,253
                                                                      ------        -----
 Cash flows from investing activities:

 Payments for acquisition, net of cash acquired                         (351)      (3,967)
 Payments for property, plant and equipment                             (601)        (859)
 Software development costs                                           (1,475)        (563)
                                                                       -----        -----
  Net cash used for investing activities                              (2,427)      (5,389)
                                                                       -----        -----
 Cash flows from financing activities:

 Payments of long-term debt                                             (183)         (86)
 Borrowings under note payable                                         2,995          230
 Issuance of treasury stock in connection
   with stock purchase plan                                               32          100
 Payments to acquire treasury stock                                     (103)        (219)
 Other, net                                                             (260)        (194)
                                                                       -----        -----
  Net cash provided by (used for) financing activities                 2,481         (169)
                                                                       -----        -----
 Net increase (decrease) in cash and cash equivalents                    344       (1,305)

 Cash and cash equivalents at beginning of period                      1,687        2,582
                                                                       -----        -----
 Cash and cash equivalents at end of period                        $   2,031    $   1,277
                                                                       =====        =====
 Supplemental cash flow disclosures:

 Interest paid                                                     $     321    $     209
                                                                       =====        =====
 Income taxes paid, net of refunds received                        $     150    $     (96)
                                                                       =====        =====

 The accompanying notes are an integral part of the consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(000's except for share and per share information)


1. The financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The Consolidated Condensed Statements of Cash Flows were reclassified to conform with current period presentation. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1999 for further information.

2. Net income per share of common stock was determined using the average number of Class A and Class B shares outstanding excluding 156,250 shares of restricted stock for both 2000 and 1999. No preferred stock was outstanding as of March 31, 2000.

 Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period would be exercised and the related shares issued. Dilutive shares outstanding for the first quarter of 2000 and 1999 were 6,083,780 and 5,954,827, respectively. These additional shares had an immaterial effect on the Company's earnings per share calculation.

3. In the first quarter of 2000, the Company accrued for retention bonuses of $266 (see note 11) and severance costs of $100. The Company also eliminated reserves of $326 due to collection of a note receivable and receipt of credits from an insurance company in connection with its conversion to a stock company. The net effect of these adjustments was a $40 increase in selling, general and administration expense.

4. The components of inventories as of the balance sheet dates were as follows:

                               Mar. 31, 2000        Dec. 31, 1999
                               -------------        -------------
 Raw material and components      $10,289              $ 9,760
 Work in process                    2,839                2,995
 Finished goods                     7,178                6,430
 Reserves                          (1,934)              (1,760)
                                   ------               ------
                                  $18,372              $17,425
                                   ======               ======

5. Other accrued liabilities included an accrual primarily for workers' compensation of $1,039 and $1,187 at March 31, 2000 and December 31, 1999, respectively, and current maturities of long-term debt of $1,224 and $1,115 at March 31, 2000 and December 31, 1999, respectively.

6. The Company capitalizes costs associated with the development of software for external use in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs are being amortized in relation to revenue from the products, but no less than on a straight line basis over 2 to 3 years. Capitalized software development costs and associated amortization expense were $1,475 and $435 respectively, in the quarter ended March 31, 2000 and $563 and $66 respectively, in the quarter ended April 2, 1999.

7. In November and December 1999, the Company acquired the net assets of Irmel S.r.l. and Red Alert, Inc., respectively, for a total of $4,467, including a deferred payment of $884 due December 31, 2000 and acquisition costs of $253. The acquisitions were accounted for as purchases and cost was assigned to the net assets acquired based on their estimated fair values at the dates of acquisition. The acquisitions resulted in goodwill of $4,068 which is being amortized on a straight-line basis over 15 years. Irmel, based in Milan, Italy, expands the Industrial Segment's European Operations and Red Alert was merged into its US operations.

 Effective February 23, 1999, the Company acquired all of the outstanding stock of ComOpt AB (ComOpt) for $4,098, including acquisition costs. The Company recorded goodwill of $3,892, which is being amortized on a straight-line basis over 10 years. In March 2000, the Company paid an additional $351 to ComOpt's former shareholders based upon the achievement of certain performance goals. The additional payment increased goodwill. ComOpt is part of the Company's Wireless Segment and was merged into the operations of SAFCO Technologies, Inc.

8. Under terms of a 1999 loan agreement with First Union National Bank, the Company has a working capital line of credit of $12,000 and an acquisition line of credit of $6,000. The agreement requires the Company to pay a commitment fee of one-quarter of one percent on the unused portion of the lines. As of March 31, 2000, approximately $7,000 was available under the working capital line of credit based on outstanding borrowings ($3,197), and outstanding letters of credit. The loan agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest and taxes. The agreement also contains a provision that limits the working capital line to a defined borrowing base consisting of eligible receivables and inventory amounts. As of March 31, 2000, the borrowing base aggregated $10,600. Although the Company was not in compliance with one of its loan covenants as of March 31, 2000, it received a compliance waiver from its lenders.

 The working capital line of credit is available through June 30, 2000. The Company expects to renew the line on such date. At March 31, 2000 and December 31, 1999, $1,939 and $2,228, respectively, were committed for stand-by letters of credit.

 The acquisition line of credit is available through June 30, 2000. Any balance outstanding at that time, excluding the current outstanding balance of $3,343, will convert to a term loan and be amortized in equal principal payments over the following 60 months. Monthly repayments on the current outstanding balance of the acquisition line of $58 plus interest began in March of 2000 and will continue through 2005.

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

The Company evaluates segment performance based on profit or loss from continuing operations before income tax, goodwill amortization and corporate overhead allocation. Profit or loss is determined in accordance with generally accepted accounting principles described in the summary of significant accounting policies. Intersegment sales are not significant.

                                Three Months Ended
                              ----------------------
                                Mar. 31,     Apr. 2,
                                  2000        1999
 ----------------------------------------------------
 Sales
 -----
 Industrial                       $ 13,614    $ 16,124
 Access Products                     3,392       6,552
 Wireless                            8,009       5,947
                                    ------      ------
                                    25,015      28,623
                                    ------      ------
 Segment Profit (Loss)
 ---------------------
 Industrial                            (24)      2,213
 Access Products                      (612)        (18)
 Wireless                              214        (652)

 General interest expense             (294)       (222)
 General corporate expenses         (1,043)       (941)
 Goodwill amortization                (507)       (377)
 Interest income and other              91          94
                                    ------      ------
 Pre-tax income (loss)            $ (2,175)    $    97
 =====================================================

10. The Company will adopt the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133), in the first quarter of 2001. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

11. In October 1999, the Company retained Robert W. Baird & Co. to assist in evaluating strategic alternatives intended to enhance shareholder value. After assessing the preliminary values for the individual subsidiaries generated by Robert W. Baird's sale process and receiving Baird's advice, the Board of Directors determined that the Company would maximize shareholder value by selling its subsidiaries and distributing the net proceeds to its shareholders. In April 2000, the Board agreed to ask Class B shareholders for the authority to sell its operating units and approve the dissolution and liquidation of the Company.

 The Board also authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. As a result of these actions, the unamortized balance of deferred compensation-restricted stock will be charged to expense in the second quarter of 2000.

 In order to ensure continuing value in the Company and its operating subsidiaries, various members of management and key employees have been offered incentives to continue employment through the completion of the sale process. Portions of these incentives are guaranteed to the employees subject to continued employment through December 15, 2000, and are being recognized over the related service period, including $266 charged to selling, general and administration during the first quarter of 2000. Other incentives, including sale bonuses and severance, are dependent on completion of sale transactions and will be recognized if and when there is a triggering event.

 On May 11, 2000, the Company reached an agreement to sell the common stock of its wireless subsidiary, SAFCO Technologies, Inc., to Agilent Technologies, Inc. for approximately $120,000 in cash, subject to certain closing date balance sheet adjustments. The closing of the sale is subject to the approval by the Company's Class B shareholders of the sale of the Company's operating units and the dissolution and liquidation of the Company. The exact purchase price will be dependent on the net adjusted assets of SAFCO on date of closing compared to the net adjusted assets at March 31, 2000. To the extent that the net adjusted assets are less than at March 31, 2000, the purchase price will be adjusted downward, dollar for dollar. If the net adjusted assets are higher than at March 31, 2000, the purchase price will increase by 50% of the increase to a maximum price of $121,500. Salient 3's gain after tax on the transaction cannot be precisely determined at this time but will be based on the final purchase price less Salient 3's basis in SAFCO's assets at closing (approximately $38,000 at March 31, 2000) and taxes and expenses specifically related to the transaction, estimated to be no less than $34,000. Any gain could be further reduced by any charges against an $11,000 escrow for seller representations and warranties, required to be maintained for one year from closing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
(000's except for share and per share information)

Results of Operations

Summary

The Company reported a net loss for the first quarter of 2000 of $1,348, or $.23 per share compared to net income of $68, or $.01 per share for the same period of 1999. Sales decreased 13% for the quarter from $28,623 in 1999 to $25,015 in 2000. The decline in net income was due to decreased sales and gross margins in the Industrial and Access
Products Segments. The Wireless Segment reported improved operating income for the first quarter of 2000.

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

Sales and Gross Profit

The following is a breakdown of sales by segment:

                    2000     1999
                    ----     ----
Access Products   $ 3,392  $ 6,552
Industrial         13,614   16,124
Wireless            8,009    5,947
                   ------   ------
Total             $25,015  $28,623
                   ======   ======

Access Products sales declined by 48% in 2000 compared to 1999, due to a continuing reduction in customer demand for analog channel units and a slowdown of orders for partnership products. Contributing to the decreases were customer reuse programs and customer evaluation of their inventory stocking programs. This segment also suffered from delays in completing development of its new integrated access product, which is now planned for production in the second quarter of 2000. Industrial sales decreased 16% in 2000 compared to 1999, primarily because of lower sales by the Reading, Pennsylvania location due to sluggish capital spending by domestic crude oil related industries. Sales declines in the European operations were offset by sales by Irmel, acquired in December 1999. Wireless sales grew 35% year-over-year due to improved hardware sales, increased demand for engineering services and the ComOpt acquisition in February, 1999.

The consolidated gross profit percentage increased from 40.7% in 1999 to 41.4% in 2000. The increase was due to a larger percentage of sales from the Wireless Segment, which traditionally has higher gross profit percentages from its software-based products. Both the Access Products and Industrial Segments experienced declines in gross profit percentages due to their sales declines.

Selling, General and Administration

Selling, general and administration increased 12% in 2000 compared to 1999.
As a percentage of sales, selling, general and administration was 38% and 30% in 2000 and 1999, respectively. The increases came from the Wireless Segment, which normally has higher operating costs than the other segments, and the Industrial Segment, where the cost increases relate to the acquisitions and to increased selling expense. In addition, the first quarter of 2000 includes charges of $266 for retention bonuses and $100 for severance costs and credits of $326 for elimination of reserves due to collection of a note receivable and receipt of credits from an insurance company in connection with its conversion to a stock company.

Research and Development, Goodwill Amortization and Interest Expense

Research and development decreased 11% due to capitalization of software development costs, net of amortization, of $1,040 during the first quarter of 2000 compared to $500 during the first quarter of 1999. Costs are capitalized for the development of software for external use in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." The Wireless and Access Products Segments are responsible for most of the capitalized costs.

Goodwill amortization increased 35% due to the amortization of goodwill related to the acquisitions of ComOpt, Irmel and Red Alert.

Interest expense increased 37% due to additional borrowings for the acquisition of ComOpt, an increase in short-term borrowings in 2000 and interest rate increases.

Provision for taxes on income

The effective tax rate was 38% for 2000 and 30% for 1999. The change in the effective tax rate was due to the anticipated reduction in utilization of research and development tax credits in 2000. Capitalized software development costs are not eligible for the credit.

Liquidity and Capital Resources

Working capital decreased $2,336 in the first quarter of 2000. The decline in working capital was primarily due to increases in short-term borrowings to support ongoing operations and software development costs. Amounts generated from operations, available cash and cash equivalents and an existing line of credit should provide adequate working capital through 2000.

Under the terms of a loan agreement, the Company has a maximum working capital line of credit of $12,000 and an acquisition line of credit of $6,000 with First Union National Bank that expire on June 30, 2000. The Company expects to renew the lines of credit on that date, pending completion of one or more subsidiary sale transactions. The loan agreement contains a number of financial and other covenants, the most restrictive of which requires a certain ratio of funded debt to earnings before interest and taxes. The
Company was not in compliance with this covenant at March 31, 2000; however, the lender waived compliance. The agreement also contains a provision that limits the working capital line of credit to a defined borrowing base consisting of eligible receivables and inventory amounts. As of March 31, 2000, the availability under the working capital line of credit was approximately $7,000, after reductions for outstanding borrowings of $3,197 and issued letters of credit aggregating $1,939.

The Company estimates that its total capital expenditures in 2000, excluding acquisitions and assuming its operating businesses are owned for the entire year, would be approximately $3,300. No restrictions on cash transfers between the Company and its subsidiaries exist.

Other

In October 1999, the Company retained Robert W. Baird & Co. to assist in evaluating strategic alternatives intended to enhance shareholder value.
After assessing the preliminary values for the individual subsidiaries generated by Robert W. Baird's sale process and receiving Baird's advice, the Board of Directors determined that the Company would maximize shareholder value by selling its subsidiaries and distributing the net proceeds to its shareholders. In April 2000, the Board agreed to ask Class B shareholders for the authority to sell its operating units and approve the dissolution and liquidation of the Company.

The Board also authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. As a result of these actions, the unamortized balance of deferred compensation-restricted stock will be charged to expense in the second quarter of 2000.

In order to ensure continuing value in the Company and its operating subsidiaries, various members of management and key employees have been offered incentives to continue employment through the completion of the sale process. Portions of these incentives are guaranteed to the employees subject to continued employment through December 15, 2000, and are being recognized over the related service period, including $266 charged to selling, general and administration during the first quarter of 2000. Other incentives, including sale bonuses and severance, are dependent on completion of sale transactions and will be recognized if and when there is a triggering event.

On May 11, 2000, the Company reached an agreement to sell the common stock of its wireless subsidiary, SAFCO Technologies, Inc., to Agilent Technologies, Inc. for approximately $120,000 in cash, subject to certain closing date balance sheet adjustments. The closing of the sale is subject to the approval by the Company's Class B shareholders of the sale of the Company's operating units and the dissolution and liquidation of the Company. See Note 11 for additional discussion of this transaction.

Continued improvement in the Company's operations is dependent upon successful product releases within the Wireless Segment. Continued lack of demand for the analog products within the Access Products Segment could depress results; however, the Company is continuing the process of entering into new technology partnerships, which are expected to offset declining analog product sales. Additionally the Company is nearing completion on development of a new product for the access market, to be released in the second quarter of 2000.

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

During the past few years, the Company has carried out a program to identify, assess and address issues associated with the Year 2000 problem and its potential effects on information technology ("IT") systems. The program considered effects on internal IT systems as well as IT systems of business partners, including suppliers and customers. The Company has experienced no significant problems with such issues, and anticipates that no such problems will surface. Costs of the Year 2000 program were charged to expense as incurred, and such costs were not material.

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially as expressed in any such forward looking statements. Potential risks and uncertainties include, without limitation: projections regarding 2000 sales, capital requirements, product diversity, operating profitability, expected orders from contracts, market position, expected new technology partnerships, sales from new products, the effect of general economic conditions in the United States, Asia and Latin America, the impact of competitive products, services and pricing, and demand and market acceptance risks of current and new products and services, technology change, risks of product development and commercialization difficulties and the outcome of the process to sell the operating units and dissolve and liquidate the company. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words such as "estimates", "positioned", "yields", "should generate", "appears", "viewed", "could", "would position",
"expected", "does not expect" and "should allow" indicate the presence of forward looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $6,540 at March 31, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in the interest expense for the year of approximately $65. This interest amount, less a related tax effect, would change net income per share by less than $.01 per share.

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

Date:  May 15, 2000