Form 10-Q
period 2000-06-30
SALIENT 3 COMMUNICATIONS INC
filed 2000-08-14
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q
(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
For the Quarterly Period Ended June 30, 2000
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
         Yes  X       No

                                              Class A        Class B
                                              -------        -------
Number of shares of each class of
common stock outstanding as of
June 30, 2000 (excluding 2,846,352
Class A treasury shares):                   5,650,726        488,222
                                            ---------        -------

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information Pages

Item 1.

 Statement of Net Assets in Liquidation (Liquidation Basis)at
  June 30, 2000 (unaudited)

 Statement of Changes in Net Assets in Liquidation
  (Liquidation Basis) for the three months ended
  June 30, 2000 (unaudited)

 Consolidated Condensed Balance Sheet (Going-Concern
  Basis) at December 31, 1999

 Consolidated Condensed Statements of Operations (Going-
  Concern Basis) for the three month periods ended
  March 31, 2000 and April 2, 1999 (unaudited)

 Consolidated Condensed Statements of Cash Flows (Going-
  Concern Basis) for the three month periods ended
  March 31, 2000 and April 2, 1999 (unaudited)

 Notes to Financial Statements

Item 2.

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Statement of Net Assets in Liquidation (Liquidation Basis)
 June 30, 2000
 (Unaudited)
 (000's except for share and per share information)
                                                                  June 30,
                                                                    2000
                                                                  --------
 ASSETS

 Cash and cash equivalents                                     $       273

 Investments in liquidation                                        162,660

 Other assets                                                        8,006
                                                                   -------
         Total Assets                                              170,939
                                                                   -------



 LIABILITIES

 Accrued and other liabilities                                 $    54,795

 Income taxes                                                       22,000
                                                                    ------
         Total Liabilities                                          76,795
                                                                    ------

         Net assets in liquidation                             $    94,144
                                                                    ======

         Number of common shares outstanding                     6,138,948
                                                                 =========

         Net assets in liquidation per outstanding share       $     15.34
                                                                     =====



 The accompanying notes are an integral part of this financial statement.

 Salient 3 Communications, Inc. and Subsidiaries
 Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
 Three Months Ended June 30, 2000
 (Unaudited)
 (000's except for share and per share information)




 Net assets in liquidation, March 31, 2000                     $    93,985
                                                                    ------
 Changes in estimated liquidation values:
         Cash and cash equivalents                                     137
         Investments                                                  (935)
         Other assets                                                1,130
         Liabilities                                                  (173)
                                                                    ------
         Total changes in estimated liquidation values                 159
                                                                    ------

 Net assets in liquidation, June 30, 2000                      $    94,144
                                                                    ======


 The accompanying notes are an integral part of this financial statement.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheet (Going-Concern Basis)
 December 31, 1999
 (000's)
                                                                 December 31,
                                                                     1999
                                                                 ------------
 ASSETS

 Current assets:
 Cash and cash equivalents                                     $    1,687
 Accounts receivable, net of allowance
    for doubtful accounts of $1,556                                27,239
 Inventories                                                       17,425
 Deferred income taxes                                              4,940
 Other current assets                                               7,302
                                                                  -------
         Total current assets                                      58,593
                                                                  -------

 Property, plant and equipment, at cost                            42,777
 Less accumulated depreciation and
   amortization                                                    24,973
                                                                  -------
                                                                   17,804
                                                                  -------
 Deferred income taxes                                              6,470
 Other assets                                                       2,850
 Software development costs                                         4,068
 Goodwill                                                          34,762
                                                                  -------
         Total Assets                                          $  124,547
                                                                  =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                                 $      202
 Accounts payable                                                   9,946
 Salaries and wages                                                 1,428
 Income taxes, currently payable                                      406
 Deferred revenue                                                   2,164
 Other accrued liabilities                                         10,446
                                                                  -------
         Total current liabilities                                 24,592
                                                                  -------
 Long-term debt                                                    13,647
 Other long-term liabilities                                        6,990

 Stockholders' equity:
 Common stock                                                       8,985
 Capital in excess of par value                                    36,974
 Warrants outstanding                                               1,755
 Retained earnings                                                 74,178
 Foreign currency translation adjustment                              (14)
 Deferred compensation-restricted stock                            (1,420)
 Treasury stock                                                   (41,140)
                                                                  -------
                                                                   79,318
                                                                  -------
         Total Liabilities and Stockholders' Equity            $  124,547
                                                                  =======

 The accompanying notes are an integral part of this financial statement.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Operations (Going-Concern Basis)
 (Unaudited)
 (000's except for share and per share information)


                                                                     Three Months Ended
                                                                 -------------------------
                                                                 March 31,        April 2,
                                                                   2000             1999
                                                                 ---------        --------

 Sales                                                         $    25,015     $     28,623
 Cost of goods sold                                                 14,668           16,975
                                                                    ------           ------
 Gross profit                                                       10,347           11,648

 Selling, general and administration                                 9,616            8,607
 Research and development                                            2,161            2,421
 Goodwill amortization                                                 507              376
                                                                    ------           ------
 Operating profit(loss)                                             (1,937)             244
                                                                    ------           ------
 Interest and other income                                              91               94
 Interest expense                                                      329              241
                                                                    ------           ------
 Pre-tax income(loss)                                               (2,175)              97
                                                                    ------           ------
 Provision(benefit) for
   taxes on income(loss)                                              (827)              29
                                                                    ------           ------

 Net income(loss)                                              $    (1,348)    $         68
                                                                    ======           ======

 Net income(loss) per share of common
   stock (basic and diluted)                                   $     (0.23)    $       0.01


 Basic weighted average shares
   outstanding                                                   5,989,073        5,952,391


 The accompanying notes are an integral part of the financial statements.

 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows (Going-Concern Basis)
 (Unaudited)                                                         Three Months Ended
 (000's)                                                           ----------------------
                                                                   March 31,     April 2,
                                                                      2000         1999
                                                                   ----------    --------

 Cash flows from operating activities:
 Net income (loss)                                                 $  (1,348)   $      68
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                                     2,026        1,585
     Reserve provisions                                                  711          120
     Deferred income tax provision (benefit)                             -            300
     Changes in current assets and current liabilities
     net of effects from acquisition:
      Accounts receivable and unbilled revenue                         3,696        5,321
      Inventories                                                     (1,196)        (607)
      Other current assets                                              (843)        (434)
      Accounts payable and salaries and wages                         (2,142)         493
      Other accrued liabilities                                         (572)      (2,799)
      Income taxes, currently payable                                    (89)         158
     Other, net                                                           47           48
                                                                       -----        -----
  Net cash provided by operating activities                              290        4,253
                                                                       -----        -----
 Cash flows from investing activities:

 Payments for acquisition, net of cash acquired                         (351)      (3,967)
 Payments for property, plant and equipment                             (601)        (859)
 Software development costs                                           (1,475)        (563)
                                                                       -----        -----
  Net cash used for investing activities                              (2,427)      (5,389)
                                                                       -----        -----
 Cash flows from financing activities:

 Payments of long-term debt                                             (183)         (86)
 Borrowings under note payable                                         2,995          230
 Issuance of treasury stock in connection
   with stock purchase plan                                               32          100
 Payments to acquire treasury stock                                     (103)        (219)
 Other, net                                                             (260)        (194)
                                                                       -----        -----
  Net cash provided by (used for) financing activities                 2,481         (169)
                                                                       -----        -----
 Net increase (decrease) in cash and cash equivalents                    344       (1,305)

 Cash and cash equivalents at beginning of period                      1,687        2,582
                                                                       -----        -----
 Cash and cash equivalents at end of period                        $   2,031    $   1,277
                                                                       =====        =====
 Supplemental cash flow disclosures:

 Interest paid                                                     $     321    $     209
                                                                       =====        =====
 Income taxes paid, net of refunds received                        $     150    $     (96)
                                                                       =====        =====


 The accompanying notes are an integral part of the financial statements.

SALIENT 3 COMMUNICATIONS, INC AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)
(000's except for share and per share information)

LIQUIDATION BASIS STATEMENTS

1. PLAN OF DISSOLUTION AND LIQUIDATION

On April 17, 2000, the Board of Directors of Salient 3 Communications, Inc. (the Company) adopted a Plan of Dissolution and Liquidation. Under the Plan, the Company will be liquidated by (i) the sale of its non-cash assets, (ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro rata distribution of assets, primarily cash, to the shareholders, and
(iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the shareholders. The Plan was approved by shareholders on July 21, 2000.

Prior to June 30, 2000, seven shareholders, who together control more than 51% of the issued and outstanding Class B common stock, had agreed to vote their
shares in favor of the Plan of Dissolution and Liquidation.   As a result, the
Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets, (ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the plan of liquidation, including administrative costs during the liquidation period, and (iv) the actual timing of distributions.

The valuations presented in the Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the provisions of the plan of liquidation based on the assumptions set forth in the accompanying notes. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Accordingly, it is not possible to predict with certainty the aggregate net values ultimately distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Class A common stock has generally traded or is expected to trade in the future.

2. INVESTMENTS IN LIQUIDATION

Investments in subsidiaries are recorded at their estimated net realizable values in liquidation. For subsidiaries where a definitive sale contract has been negotiated, the estimated liquidation value represents the gross proceeds identified in the sale contract, less estimated costs associated with the sale. Where no sale contract has been negotiated, the estimated liquidation value is based on management's estimate of the gross proceeds to be negotiated in a sale contract, less estimated costs to be associated with the sale.

These valuations may not be reflective of actual amounts obtained when and if the investments are sold. Because of the inherent uncertainty in closing potential sale contracts, the amounts shown may materially differ from actual amounts which may be received in the future. Additionally, the Company is providing certain indemnifications to buyers under the representations and warranties sections of the purchase agreements. It is not possible to predict what claims could possibly be asserted by buyers or what values those potential claims could have.

On May 11, 2000, the Company reached an agreement to sell the common stock of SAFCO Technologies, Inc. to Agilent Technologies, Inc. for approximately $120,000 in cash, subject to certain closing date balance sheet adjustments. On June 8, 2000, the Company reached an agreement to sell the common stock of GAI-Tronics Corporation for approximately $40,000 in cash, subject to certain closing date balance sheet adjustments. On July 21, 2000, the Company's Class B shareholders approved these sales. Investments in liquidation include the estimated net realizable values for these subsidiaries.

Effective July 25, 2000, the Company completed the sale of SAFCO Technologies, Inc. to Agilent Technologies, Inc. for cash of $120,000, subject to adjustment based on the final net asset value of SAFCO on that date. $11,000 of the purchase price has been placed into escrow for certain expenses and possible indemnification claims. Effective on July 26, 2000, the Company completed the sale of GAI-Tronics Corporation to Hubbell Incorporated for cash of $40,000, subject to adjustment based on the final net asset value of GAI-Tronics on that date.

3. INCOME TAXES

All income tax accounts have been restated to reflect the liquidation basis of accounting. The estimated tax liability reflects income taxes, at statutory rates, which would become payable if the assets are realized and liabilities settled at the amounts shown. The estimate is subject to significant variation if, among other things, the actual values of assets sold vary from current estimates.

4. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain unasserted claims under warranties provided by the Company at June 30, 2000. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sale and carry out the Plan and legal and accounting fees expected to be incurred during the period of liquidation. Other liabilities include short-term borrowings and long-term debt.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.

5. ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION BASIS OF ACCOUNTING

Shareholders' equity, March 31, 2000 (Going-Concern Basis)    $ 77,882
                                                                ------

To increase investments to estimated net realizable values      79,080
To increase estimated income taxes                             (34,424)
To increase liabilities to anticipated settlement amounts      (28,452)
To adjust other assets                                            (101)
                                                                ------
Total adjustments                                               16,103
                                                                ------

Net assets in liquidation, March 31, 2000 (Liquidation Basis) $ 93,985
                                                                ------

The increase in accrued liabilities includes estimates of costs to be incurred in carrying out the Plan and provisions for known liabilities. The estimated costs include legal and accounting fees and salaries and related expenses of officers and employees who will be assigned to complete the liquidation and dissolution.

The actual costs incurred could vary significantly from the related provisions due to uncertainty related to the length of time required to complete the Plan, the timing of sales of subsidiaries, and complexities which may arise in disposing of the remaining assets and settling certain contingencies. Interest income on the Company's cash and short-term investments through the final liquidation date has not been reflected.

6. OPTIONS AND WARRANTS

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights. In addition, all warrant holders will have the opportunity to convert their warrants into Limited Stock Appreciation Rights. These rights will entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to shareholders upon liquidation and the per share exercise price applicable to each converted option or warrant. The estimated liability for settlement of the limited stock appreciation rights at June 30, 2000 is $5,489 and is included in accrued liabilities in the statement of net assets in liquidation. At June 30, 2000, there were options and warrants outstanding for the purchase of 1,879,033 shares of the Company's common stock.

7. LINES OF CREDIT AND OTHER LONG TERM BORROWINGS

Under terms of a 1999 loan agreement with First Union National Bank, the Company had a working capital line of credit of $12,000 and an acquisition line of credit of $6,000. On June 30, 2000, the working capital line was reduced to $10,000. The agreement requires the Company to pay a commitment fee of one-quarter of one percent on the unused portion of the lines. As of June 30, 2000, approximately $2,000 was available under the working capital line of credit based on outstanding borrowings ($5,353), and outstanding letters of credit.
The loan agreement contains a number of financial and other covenants, the most restrictive of which prescribes a limited ratio of funded debt to earnings before interest and taxes. The agreement also contains a provision that limits the working capital line to a defined borrowing base consisting of eligible receivables and inventory amounts. As of June 30, 2000, the borrowing base was in excess of $10,000. Although the Company was not in compliance with one of its loan covenants as of June 30, 2000, it received a compliance waiver from its lenders.

The working capital line of credit is available through September 30, 2000. The Company expects that the line will not be required after that date. At June 30, 2000, $2,153 was committed for stand-by letters of credit.

The acquisition line of credit expired June 30, 2000 and the outstanding balance of $3,267 was converted to a term loan. Monthly repayments of $58 plus interest began in March 2000, and will continue for 60 months.

Interest charges are based, at the Company's option, on the bank's prime rate or a function of LIBOR. The loan is collateralized by substantially all of the Company's tangible and intangible assets.

As a result of the completion of the sales of SAFCO Technologies, Inc. and GAI-Tronics Corporation discussed above, the working capital and acquisition lines of credit were repaid on July 27, 2000 and subsequently cancelled. In addition, the note payable of $10,000 was repaid with the proceeds of these sales.


GOING-CONCERN BASIS STATEMENTS

8. GENERAL

The going-concern basis financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the interim periods. Such adjustments are of a normal recurring nature. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1999 for further information.

9. EARNINGS PER SHARE

Net income (loss) per share of common stock was determined using the average number of Class A and Class B shares outstanding excluding 156,250 shares of restricted stock for 1999. No preferred stock was outstanding as of March 31, 2000.

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

10. SPECIAL ADJUSTMENTS

In connection with the Company's actions to sell its subsidiaries, various members of management and key employees have been offered incentives to continue employment through the completion of the sale process. Portions of these incentives are guaranteed to the employees subject to continued employment through December 15, 2000, and are being recognized over the related service period. Other incentives, including sale bonuses and severance, are dependent on completion of sale transactions and will be recognized if and when there is a triggering event.

In the first quarter of 2000, the Company accrued for retention bonuses of $266 and severance costs of $100. The Company also eliminated reserves of $326 due to collection of a note receivable and receipt of credits from an insurance company in connection with its conversion to a stock company. The net effect of these adjustments was a $40 increase in selling, general and administration expense.

11. INVENTORIES

The components of inventories as of the balance sheet date were as follows:
                                 Dec. 31, 1999
                                 -------------
Raw material and components         $ 9,760
Work in process                       2,995
Finished goods                        6,430
Reserves                             (1,760)
                                     ------
                                    $17,425
                                     ======
12. OTHER ACCRUED LIABILITIES

Other accrued liabilities included an accrual primarily for workers' compensation of $1,187 and current maturities of long-term debt of $1,115 at December 31, 1999.

13. SOFTWARE DEVELOPMENT COSTS

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

14. ACQUISITIONS

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

15. SEGMENT INFORMATION

The Company had three reportable segments: Industrial, Access Products and Wireless. The Industrial Segment developed, assembled and marketed communication systems for industrial operations. Industrial communication products are designed to operate under extraordinary plant conditions and provide emergency notification. In addition, the segment includes land mobile radio communications devices. The Access Products Segment designs and markets voice and data transmission system products. The access products provide access to telecommunications services and automated monitoring and maintenance of telecommunications network performance. The Wireless Segment's products and services focus on the measurement and analysis of signal strength, data communications and radio frequency transmitted between the wireless phone and cellsites. The Wireless Segment also provides radio frequency engineering design services.

Each reportable segment operates as a separate, standalone business unit with its own management.

The Company evaluated segment performance based on profit or loss from continuing operations before income tax, goodwill amortization and corporate overhead allocation. Profit or loss is determined in accordance with generally accepted accounting principles described in the summary of significant accounting policies. Intersegment sales are not significant.

                                  Three Months Ended
                                 ----------------------
                                 Mar. 31,       Apr. 2,
                                   2000          1999
 ------------------------------------------------------
 Sales
 -----
 Industrial                       $ 13,614    $ 16,124
 Access Products                     3,392       6,552
 Wireless                            8,009       5,947
                                    ------      ------
                                    25,015      28,623
                                    ------      ------
 Segment Profit (Loss)
 ---------------------
 Industrial                           (24)       2,213
 Access Products                     (612)         (18)
 Wireless                             214         (652)

 General interest expense            (294)        (222)
 General corporate expenses        (1,043)        (941)
 Goodwill amortization               (507)        (377)
 Interest income and other             91           94
                                   ------       ------
 Pre-tax income (loss)           $ (2,175)     $    97
 ======================================================

16. NEW ACCOUNTING STANDARD

The Company will adopt the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS 133), in the first quarter of 2001. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(000's except for share and per share information)

Introduction

On April 17, 2000, the Company's Board of Directors adopted a Plan of Dissolution and Liquidation ("the Plan"). Under the Plan, the Company will be liquidated by (i) the sale of its non-cash assets, (ii) the payment of or providing for all of its claims, obligations and expenses,
(iii) the pro rata distribution of assets, primarily cash, to the shareholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the shareholders. The Plan was approved by shareholders on July 21, 2000.

As a result of the adoption and shareholder approval of the Plan of Dissolution and Liquidation, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

On May 11, 2000, the Company reached an agreement to sell the common stock of SAFCO Technologies, Inc. to Agilent Technologies, Inc. for approximately $120,000 in cash, subject to certain closing date balance sheet adjustments. On June 8, 2000, the Company reached an agreement to sell the common stock of GAI-Tronics Corporation for approximately $40,000 in cash, subject to certain closing date balance sheet adjustments. On July 21, 2000, the Company's Class B shareholders approved these sales. The sale of SAFCO Technologies, Inc. was completed on July 25, 2000 and the sale of GAI-Tronics Corporation was completed on July 26, 2000.

Liquidity and Capital Resources

On June 30, 2000, the Company had cash and cash equivalents of $273. The future cash needs of the Company will be dependent on the implementation of the Plan. Amounts generated from operations, available cash and cash equivalents and an existing line of credit are expected to provide adequate working capital until sales of subsidiaries are completed.

Pursuant to the Plan, after payment or provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales, together with other available cash, will be distributed from time to time pro rata to the holders of the common stock. The record dates with respect to each distribution will be selected by the Board of Directors.

The Company believes that its cash and cash equivalents will be sufficient to fund its working capital requirements through the completion of the Plan. The Company also expects to be able to meet the working capital requirements of its operating subsidiaries prior to the sale of each subsidiary.

Under the terms of a loan agreement, the Company has a maximum working capital line of credit of $10,000 as of June 30, 2000 with First Union National Bank. The line expires on September 30, 2000 and will not be renewed due to the completion of two or more subsidiary sale transactions prior to that date. The loan agreement contains a number of financial and other covenants, the most restrictive of which prescribes a limited ratio of funded debt to earnings before interest and taxes. The Company was not in compliance with this covenant at June 30, 2000; however, the lender waived compliance. The agreement also contains a provision that limits the line of credit to a defined borrowing base consisting of eligible receivables and inventory amounts. As of June 30, 2000, the availability under the line was approximately $4,000, after reductions for outstanding borrowings of $5,353 and outstanding letters of credit. In conjunction with the completion of the sales of SAFCO Technologies, Inc. and GAI-Tronics Corporation, line of credit borrowings were repaid on July 27, 2000 and subsequently cancelled. In addition, the note payable of $10,000 was repaid with the proceeds of the sales.

The Company estimates that its total capital expenditures in 2000, excluding acquisitions and assuming its operating businesses are owned for the entire year, would be approximately $3,300. No restrictions on cash transfers between the Company and its subsidiaries exist.

Results of Operations - First Quarter of 2000 versus First Quarter of 1999.

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

Other

In April 2000, the Board authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. These rights will entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. The estimated liability for settlement of the limited stock appreciation rights at June 30, 2000 is $5,489.

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

Continued improvement in the Company's operations is dependent upon successful product releases within the Wireless Segment. Continued lack of demand for the analog products within the Access Products Segment could depress results; however, the Company is continuing the process of entering into new technology partnerships, which are expected to offset declining analog product sales. Additionally, the Company completed development of a new product for the access market and began selling the product in the second quarter of 2000.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The Company's only financial instruments with market risk exposure are revolving credit borrowings and variable rate term loans, which total $8,620 at June 30, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in the interest expense for the year of approximately $86.

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


Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits

  10.1 Salient 3 Communications, Inc. employment agreement with an executive officer of the Company, effective January 1, 2000.

  10.2 Salient 3 Communications, Inc. employment agreement with an executive officer of the Company, effective January 1, 2000.

  10.3 Salient 3 Communications, Inc. employment agreement with an executive officer of the Company, effective January 1, 2000.

 (b) Reports on Form 8-K

  (1) The registrant filed Form 8-K on May 12, 2000 which announced the sale of SAFCO Technologies, Inc.

  (2) The registrant filed Form 8-K on June 8, 2000 which announced the sale of GAI-Tronics Corporation.


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


                                    Salient 3 Communications, Inc.

                                    /s/Paul H. Snyder
                                    Paul H. Snyder
                                    Senior Vice President and
                                    Chief Financial Officer

Date:  August 14, 2000

EXHIBIT 10.1

EMPLOYMENT AGREEMENT
THIS EMPLOYMENT AGREEMENT (this "Agreement"), dated as of January 1, 2000, (the "Effective Date") between Salient 3 Communications, Inc. (the "Company") and Timothy S. Cobb (the "Employee").
WITNESSETH
WHEREAS, the Company desires to insure the availability to the Company of the Employee's services, and the Employee is willing to render such services, all upon and subject to the terms and conditions contained in this Agreement;
NOW THEREFORE, in consideration of the premises and the mutual covenants set forth in this Agreement, the Company and the Employee agree as follows:
1. Employment and Employment Term.
(a) Employment.
Subject to the terms and provisions set forth in this Agreement, the Company hereby employs the Employee during the Employment Term (as hereinafter defined) as the President and Chief Executive Officer of the Company, and agrees to use its best efforts to cause the Employee to be a director and Chairman of the Board of Directors of the Company (the "Board") during the Employment Term, and the Employee hereby accepts such employment.
(b) Employment Term.
The period of employment under this Agreement (the
"Employment Term") shall be deemed to have commenced as the Effective Date and shall continue for a period of two years thereafter, as herein provided. On January 1, 2002 and on each January 1 thereafter, the Employment
Term shall be automatically extended by one year unless at least ninety (90) days prior thereto the Company shall give notice to the Employee that the Employment
Term shall not be so extended; provided that in the event of a Change of Control, the Employment Term shall be automatically extended for two years commencing on such Change of Control. The Employment Term shall continue until the expiration of all extensions affected as aforesaid unless and until it ceases or is terminated sooner as provided in this Agreement.
2. Positions, Responsibilities and Duties.
(a) In General.
During the Employment Term, the Employee shall be employed as, and the Company shall at all times cause the Employee to be, President and Chief Executive
Officer of the Company. In addition to such position, the Company shall use its best efforts to ensure that the Employee is at all times during the Employment Term a director and the Chairman of the Board. In such position, the Employee shall have the duties, responsibilities and authority normally associated with such offices and positions in a publicly traded corporation. No other employee of the Company shall have authority and responsibilities that are equal to or greater than those of the Employee. The Employee shall report solely and directly to the Board and all other officers and other employees shall report directly to the Employee or the Employee's designees.
(b) Time.
During the Employment Term, the Employee shall devote such time as is reasonably necessary to perform the duties associated with his office and position as set forth herein and shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement;
provided, however, that the Employee shall not be required to perform any duties and responsibilities which would likely result in non-compliance with or violation or breach of any applicable law or regulation.
Notwithstanding the foregoing, the Employee may devote reasonable time to activities other than those required under this Agreement, including the supervision of his personal investments and activities involving professional, charitable, educational, religious and similar types of organizations, to the extent that such other activities do not materially interfere with or prohibit the performance of the Employee's duties under this Agreement or conflict in any material way with the business of the Company. The Executive shall not serve on the board of any business without the consent of the Board.
3. Compensation and Benefits.
(a) Base Salary.
During the Employment Term, the Employee shall receive a base salary ("Base Salary"), payable in accordance with the Company's payroll practices generally applicable to the Company's senior executives, of $390,000 per annum. Such Base Salary shall be reviewed for increase (but not decrease) in the sole discretion of the Compensation Committee of the Board not less frequently than annually during the Employment Term. If so increased, such increased Base Salary shall then constitute "Base Salary" for purposes of this Agreement and shall not be reduced.
(b) Incentive Compensation.
(i) During the Employment Term, the Employee shall be entitled to participate in all incentive compensation plans and programs maintained by the Company and applicable generally to senior executives in accordance with the terms thereof.
Such plans and programs, in the aggregate, shall provide the Employee with compensation opportunities at least as favorable as the most favorable of such opportunities provided by the Company to the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to the Employee or other senior executives of the Company.
(ii) Without limiting the foregoing, for each fiscal year of the Company ending with or within the Employment Term, the Employee's target annual incentive under the Company's annual incentive plan ("Target Annual Incentive") shall be [seventy-five] percent (75%) of his Base Salary.
Such target may be increased, and, if so increased, such increased target shall then constitute the Employee's target annual incentive for purposes of this Agreement and shall not be reduced.
(c) Retirement Plans.
During the Employment Term, the Executive shall be entitled to participate in all savings and retirement plans and programs maintained by the Company and applicable generally to senior executives in accordance with the terms thereof (including, without limitation, any supplemental and excess defined benefit and defined contribution savings and retirement plans). Such plans and programs, in the aggregate, shall provide the Employee and/or the Employee's family, as the case may be, with benefits at least as favorable as the most favorable of such benefits provided by the Company to or in respect of the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to or in respect of the Employee or other senior executives of the Company.
(d) Welfare Benefit Plans.
During the Employment Term, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans and programs provided or by the Company and applicable generally to senior executives in accordance with the terms thereof
(including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs). Such plans and programs, in the aggregate, shall provide the Employee and/or the Employee's family, as the case may be, with benefits at least as favorable as the most favorable of such benefits provided by the Company to or in respect of the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to or in respect of the Employee or other senior executives of the Company.
(e) Vacation and Fringe Benefits.
During the Employment Term, the Employee shall be entitled to paid vacation and fringe benefits at least as favorable as the most favorable plans and programs of the Company for the Employee as in effect at the Effective Date or, if more favorable to the Employee, as in effect at any time thereafter for the Employee or other senior executives of the Company.
(f) Office and Support Staff.
During the Employment Term, the Employee shall be entitled to an office of a size and with furnishings and other appointments, and to secretarial and other assistance, comparable to the most favorable of the foregoing provided to the Employee by the Company at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to the Employee or other senior executives of the Company.
(g) Expense Reimbursement
During the Employment Term, the Employee shall be entitled to receive prompt reimbursement for all usual, customary and reasonable business-related expenses incurred by the Employee in performing his duties and responsibilities hereunder in accordance with the practices and procedures of the Company as in effect at the Effective Date, or, if more favorable to the Employee, as in effect at any time thereafter with respect to the Employee or other senior executives of the Company.
(h) Indemnification.
The Company shall maintain directors and officers liability insurance in commercially reasonable amounts
(as reasonably determined by the Board), and the Employee shall be covered under such insurance to the same extent as other directors and senior executives of the Company.
4. Termination of Employment.
(a) Termination Due to Death or Disability.
The Company may terminate the Employee's employment hereunder due to Disability (as hereinafter defined).
In the event of the Employee's death or a termination of the Employee's employment by the Company due to Disability, the Employee or his estate or legal representative, as the case may be, shall be entitled to receive:
(i) any unpaid Base Salary through the Date of Termination (as hereinafter defined); and
(ii) any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company.
For purposes of this Agreement, "Disability" means disability under the Company's long-term disability plan applicable to the Employee as in effect from time to time or, in the absence of such a plan, the Employee's inability to render, for a period of six consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician mutually acceptable to the Employee and the Company. If the Employee and the Company cannot agree as to such an independent medical physician, each shall appoint one medical physician and those two physicians shall appoint a third physician who shall make such determination.
(b) Termination by the Company for Cause.
The Company may terminate the Employee's employment hereunder for Cause (as hereinafter defined). If the Company terminates the Employee's employment hereunder for Cause, the Employee shall be entitled to receive:
(i) any unpaid Base Salary through the Date of Termination; and
(ii) any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company.
The Employee shall be given written notice authorized by a vote of at least a majority of the members of the Board that the Company intends to terminate the Employee's employment for Cause; provided, however, that following a Change of Control (as hereinafter defined), such written notice must be authorized by a vote of at least 75% of the members of the Board. Such written notice shall specify the particular act or acts, or failure to act, which is/are the basis for the decision to so terminate the Employee's employment for Cause. The Employee, together with his legal counsel, shall be given the opportunity within thirty (30) calendar days of the receipt of such notice to meet with the Board to defend such act or acts, or failure to act, and, if such act or failure to act is correctable, the Employee shall be given 30 business days after such meeting to correct such act or failure to act. If such act or failure to act is not correctable or upon failure of the Employee, within such latter thirty (30) day period, to correct such act or failure to act, the Employee's employment by the Company shall automatically be terminated for Cause as of the date determined in accordance with this Agreement. Anything herein to the contrary notwithstanding, if, following a termination of the Employee's employment by the Company for Cause based upon the conviction of the Employee for a felony, such conviction is overturned on appeal, the Employee shall be entitled to the payments and benefits that the Employee would have received as a result of a termination of the Employee's employment by the Company without Cause.
For the purposes of this Agreement, "Cause" means (A) the Employee is convicted of a felony involving moral turpitude or (B) the Employee, in carrying out his duties and responsibilities under this Agreement, is guilty of gross neglect or gross misconduct resulting, in either case, in material economic harm to the Company, and such conduct is not cured within thirty
(30) days of the Company providing written notice to the Employee, unless such act or failure to act either was believed by the Employee in good faith to be in the best interests of the Company or resulted from the Employee's incapacity due to physical or mental illness.
(c) Voluntary Termination.
The Employee may effect a Voluntary Termination of his employment hereunder. A Voluntary Termination shall not be deemed to be a breach of this Agreement and shall entitle the Employee to all of the rights and benefits which the Employee would be entitled in the event of a termination of his employment by the Company for Cause.
For purposes of this Agreement, a "Voluntary
Termination" shall mean a termination of employment by the Employee on his own initiative other than (i) a termination due to Disability or (ii) a termination for Good Reason (as hereinafter defined) following a Change of Control.
(d) Termination Without Cause Prior to Change of Control.
Prior to a Change of Control, the Company shall be permitted to terminate the Employee's employment hereunder without Cause, and the Employee shall be permitted to terminate his employment hereunder for Good Reason (as hereinafter defined). If, prior to a Change of Control, the Company terminates the Employee's employment hereunder without Cause, other than due to death or Disability, the following shall apply:
(i) Lump Sum Payment. The Employee shall be paid a cash lump sum within thirty (30) days of the Date of Termination equal to any unpaid Base Salary through the Date of Termination.
(ii) Severance Payment. The Employee shall be paid an amount equal to the Employee's Base Salary.
Such amount shall be paid in twelve (12) equal monthly installments commencing on the first anniversary of the Employee's Date of Termination. In the event of the Employee's death following such Date of Termination, any unpaid installments shall be paid to the Employee's estate in a single undiscounted cash lump sum.
Such lump sum shall be paid as soon as
practicable (but in no event later than thirty
(30) days) after the Company has been notified of the Employee's death.
(iii) Non-Compete Payment. In consideration of the
Employee's covenant not to compete set forth in
Section 6 of this Agreement, the Employee shall be paid an amount equal to two (2) times the Employee's Base Salary. Such amount shall be paid in equal twenty-four (24) monthly installments commencing as soon as practicable (but in no event later than thirty (30) days) following the Employee's Date of Termination. In the event of the Employee's death following such Date of Termination, any unpaid installments shall be paid to the Employee's estate in a single undiscounted cash lump sum. Such lump sum shall be paid as soon as practicable (but in no event later than thirty (30) days) after the Company has been notified of the Employee's death.
(iv) Benefit Continuation. For two years after the Employee's Date of Termination or such longer period as may be provided by the terms of the applicable plan or program, the Company shall continue benefits to the Employee and/or the Employee's family at least equal to those which would have been provided to them in accordance with the plans and programs described in Section
3(d) of this Agreement if the Employee's employment had not been terminated or, if more favorable to the Employee, as in effect generally at any time thereafter during the aforesaid period with respect to other senior executives of the Company and their families; provided, however, that if the Employee becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility; and for purposes of determining the eligibility of the Employee for retiree benefits pursuant to such plans and programs, the Employee shall be considered to have remained employed during the aforesaid period after the Employee's Termination and to have retired on the last day of such period. In the event that the Employee and/or the Employee's family's participation in any such plan or program is barred, the Company shall arrange to provide the Employee and/or the Employee's family with benefits substantially similar to those which the Employee and/or the Employee's family would otherwise have been entitled to receive under such plans and programs from which continued participation is barred.
(v) Other Amounts. Any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company shall be paid or provided in accordance with the terms and provisions thereof.
(e) Termination Without Cause or Termination for Good
Reason Following a Change of Control.
Following a Change of Control, the Company shall be permitted to terminate the Employee's employment hereunder without Cause, and the Employee shall be permitted to terminate his employment for Good Reason.
If, within two (2) years following a Change of Control, the Company terminates the Employee's employment hereunder without Cause, other than due to death or Disability, or if the Employee effects a termination for Good Reason, the following shall apply:
(i) Lump Sum Payment. The Employee shall be paid a cash lump sum within thirty (30) days of the Date of Termination equal to the aggregate of:
(A) any unpaid Base Salary through the Date of Termination;
(B) an amount equal to the product of (x) the higher of the Employee's (I) Target Annual
Incentive and (II) annual incentive paid or payable under the Company's annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if such fiscal year consists of less than twelve full months or if during which the Employee was employed for less than twelve full months), (such higher amount being referred to as the "Highest Annual Incentive") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365; and
(C) an amount equal to the Employee's Base
Salary.
(ii) Non-Compete Payment. In consideration of the
Employee's covenant not to compete set forth in
Section 6 of this Agreement, the Employee shall be paid an amount equal to two (2) times the Employee's Base Salary. Such amount shall be paid in equal twenty-four (24) monthly installments commencing as soon as practicable (but in no event later than thirty (30) days) following the Employee's Date of Termination. In the event of the Employee's death following such Date of Termination, any unpaid installments shall be paid to the Employee's estate in a single undiscounted cash lump sum. Such lump sum shall be paid as soon as practicable (but in no event later than thirty (30) days) after the Company has been notified of the Employee's death.
(iii) Benefit Continuation. For three years after the Employee's Date of Termination or such longer period as may be provided by the terms of the applicable plan or program, the Company shall continue benefits to the Employee and/or the Employee's family at least equal to those which would have been provided to them in accordance with the plans and programs described in Section
3(d) of this Agreement if the Employee's employment had not been terminated or, if more favorable to the Employee, as in effect generally at any time thereafter during the aforesaid period with respect to other senior executives of the Company and their families; provided, however, that if the Employee becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility; and for purposes of determining the eligibility of the Employee for retiree benefits pursuant to such plans and programs, the Employee shall be considered to have remained employed during the aforesaid period after the Employee's Date of Termination and to have retired on the last day of such period.
(iv) Outplacement. The Company shall, at its sole expense as incurred, provide the Executive with outplacement services for twelve (12) months, the scope and provider of which shall be selected by the Employee in the Employee's sole discretion, provided that the Company's obligation with respect to such services shall not exceed fifteen percent (15%) of the Employee's Base Salary.
(v) Other Amounts. Any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company shall be paid or provided in accordance with the terms and provisions thereof.
(f) Certain Change of Control Provisions.
(i) Definitions.
For purposes of this Agreement, "Change of Control" means:
(A) The acquisition by any individual, entity or group (within the meaning of Section
13(d)(3) or 14(d)(2) of the Securities
Exchange Act of 1934, as amended (the
"Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either (x) the then outstanding shares of common stock of the Company (the "Outstanding Company
Common Stock") or (y) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the
"Outstanding Company Voting Securities");
provided, however, that, for purposes of this subsection (A), the following acquisitions shall not constitute a Change of Control: (I) any acquisition directly from the Company, (II) any acquisition by the Company, (III) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (IV) any acquisition by any corporation pursuant to a transaction which complies with clauses (I), (II) and (III) of subsection (C) of this Section 4(f)(i); or
(B) Individuals who, as of the date hereof, constitute the Board (the "Incumbent
Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent
Board shall be considered as though such individual were a member of the Incumbent
Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or
(C) Consummation by the Company of a
reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another corporation (a "Business
Combination"), in each case, unless,
following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding
Company Common Stock and Outstanding
Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business
Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and
Outstanding Company Voting Securities, as the case may be, (II) no Person (excluding any corporation resulting from such
Business Combination or any employee
benefit plan (or related trust) of the
Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, twenty percent (20%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such
Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (III) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or
(D) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.
Notwithstanding the foregoing, unless otherwise determined by the Board, no Change of Control shall be deemed to have occurred (x) if the Employee is a member of a group which first announces a proposal which, if successful, would result in a Change of Control, which proposal
(including any modifications thereof) is ultimately successful; or (y) if the Employee acquires a two percent (2%) or more equity interest in the entity which ultimately acquires the Company pursuant to the transaction described in (x).
For purposes of this Agreement, "Good Reason" means and shall be deemed to exist if, without the prior express written consent of the Employee, (A) the Employee suffers a reduction in duties, responsibilities or effective authority associated with his title and position as set forth and described in this Agreement or is assigned any duties or responsibilities inconsistent in any material respect therewith;
provided that no such reduction or assignment shall be deemed to have occurred solely as a result of the merger or sale of all or substantially all of the assets or stock (a
"disposition") of SAFCO Technologies, Inc., GAI-
Tronics Corporation or XEL Communications, Inc.
(a "named subsidiary") prior to the time that a disposition shall have occurred with respect to each such named subsidiary; (B) the Company fails to substantially perform any material term or provision of this Agreement; (C) the Employee's compensation or benefits provided for hereunder is decreased; (D) the Company's principal executive office or the Employee's office is relocated to a location more than twenty-five
(25) miles from its location on the Effective
Date; (E) the Company requires the Employee to travel on Company business to a substantially greater extent than required as of the Effective
Date; (F) the Company fails to obtain the full assumption of this Agreement by a successor entity in accordance with the Agreement; (G) the Company purports to terminate the Employee's employment for Cause and such purported termination of employment is not effected in accordance with the requirements of this Agreement. Any good faith determination of Good
Reason made by the Employee shall be conclusive, provided that a termination by the Employee for any reason during the three-month period commencing on the earlier of (i) the date as of which there shall have been distributed to the shareholders of the Company cash, securities and/or other property having an aggregate fair market value (determined separately at the time of and with respect to, each such distribution) of not less than nine times the then remaining fair market value of the Company and (ii) the second anniversary of a Change of Control shall be deemed to be a termination for Good Reason for all purposes of this Agreement. The determination of the amount of any compensation and benefits or other payments to be paid or provided to or in respect of the Employee hereunder shall be determined without regard to any reduction therein constituting Good Reason.
(ii) Deemed Date of Termination. Anything in this
Agreement to the contrary not withstanding, if a Change of Control occurs, and if the Employee's employment with the Company is terminated by the Company prior to the date on which the Change of Control occurs, and it is reasonably demonstrated by the Employee that such termination of employment (I) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (II) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement, the Employee's Date of Termination shall be deemed to have occurred following such Change of Control.
(iii) Certain Additional Payments.
(A) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this
Section 4(f)(iii) (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Code or any interest or penalties are incurred by the Employee with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Employee shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Employee retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.
(B) Subject to the provisions of Section
4(f)(iii)(C), all determinations required to be made under this Section, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up
Payment and the assumptions to be utilized in arriving at such determination, shall be made by a nationally recognized certified public accounting firm designated by the Employee (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Employee within fifteen (15) business days of the receipt of notice from the Employee that there has been a Payment, or such earlier time as is requested by the Company. Any Gross-Up Payment, as determined pursuant to this Section
4(f)(iii)(C), shall be paid by the Company to the Employee within five days of the receipt of the Accounting Firm's determination. All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any determination by the Accounting Firm shall be binding upon the Company and the Employee. As a result of the uncertainty in the application of
Section 4999 of the Code at the time of the initial determination by the Accounting
Firm hereunder, it is possible that
Gross-Up Payments that will not have been made by the Company should have been made
("Underpayment"), consistent with the
calculations required to be made hereunder.
In the event that the Company exhausts its remedies pursuant to Section 4(f)(iii)(C) and the Employee thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Employee.
(C) The Employee shall notify the Company in writing of any claim by the Internal
Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Employee is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The
Employee shall not pay such claim prior to the expiration of the 30-day period following the date on which the Employee gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Employee in writing prior to the expiration of such period that it desires to contest such claim, the Employee shall:
(I) give the Company any information
reasonably requested by the Company
relating to such claim,
(II) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,
(III)  cooperate with the Company in good
faith in order effectively to
contest such claim, and
(IV) permit the Company to participate
in any proceedings relating to such
claim; provided, however, that the
Company shall bear and pay directly
all costs and expenses (including
additional interest and penalties)
incurred in connection with such
contest and shall indemnify and hold
the Employee harmless, on an
after-tax basis, for any Excise Tax
or income tax (including interest
and penalties with respect thereto)
imposed as a result of such
representation and payment of costs
and expenses. Without limitation on
the foregoing provisions of this
Section, the Company shall control
all proceedings taken in connection
with such contest and, at its sole
option, may pursue or forgo any and
all administrative appeals,
proceedings, hearings and
conferences with the taxing
authority in respect of such claim
and may, at its sole option, either
direct the Employee to pay the tax
claimed and sue for a refund or
contest the claim in any permissible
manner, and the Employee agrees to
prosecute such contest to a
determination before any
administrative tribunal, in a court
of initial jurisdiction and in one
or more appellate courts, as the
Company shall determine; provided,
however, that if the Company directs
the Employee to pay such claim and
sue for a refund, the Company shall
advance the amount of such payment
to the Employee, on an interest-free
basis and shall indemnify and hold
the Employee harmless, on an
after-tax basis, from any Excise Tax
or income tax (including interest or
penalties with respect thereto)
imposed with respect to such advance
or with respect to any imputed
income with respect to such advance;
and further provided that any
extension of the statute of
limitations relating to payment of
taxes for the taxable year of the
Employee with respect to which such
contested amount is claimed to be
due is limited solely to such
contested amount. Furthermore, the
Company's control of the contest
shall be limited to issues with
respect to which a Gross-Up Payment
would be payable hereunder and the
Employee shall be entitled to settle
or contest, as the case may be, any
other issue raised by the Internal
Revenue Service or any other taxing
authority.
(D) If, after the receipt by the Employee of an amount advanced by the Company pursuant to
Section 4(f)(iii)(C), the Employee becomes entitled to receive any refund with respect to such claim, the Employee shall (subject to the Company's complying with the requirements of such Section) promptly pay to the Company the amount of such refund
(together with any interest paid or
credited thereon after taxes applicable
thereto). If, after the receipt by the
Executive of an amount advanced by the
Company pursuant to Section 4(f)(iii)(C), a determination is made that the Employee shall not be entitled to any refund with respect to such claim and the Company does not notify the Employee in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.
(iv) Vesting of Certain Awards. Any vesting, service or performance requirements under any outstanding stock option or restricted stock awards or any other equity-based or long-term cash awards shall be deemed fully satisfied as of the Change of Control.
(g) No Mitigation or Offset.
The Company agrees that, if the Employee's employment with the Company terminates, the Employee is not required to seek other employment or to attempt in any way to reduce any amounts payable to or in respect of the Employee by the Company pursuant to this Agreement.
Further, the amount of any payment or benefit provided for in this Agreement shall not be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Employee to the Company or otherwise, except as specifically provided by Section 4(e)(iii).
(h) Notice of Termination.
(i) In General. Any termination of the Employee's employment by the Company (other than due to death) shall be communicated by a notice of termination to the other party hereto given in accordance with this Agreement (the "Notice of Termination"). The Notice of Termination shall be given (A) in the case of a termination for Cause, within ninety (90) business days after a director of the Company (excluding the Employee) has actual knowledge of the events giving rise to such purported termination, (B) in the case of a termination for Good Reason, within 180 days of the Employee's having actual knowledge of the event or events constituting Good Reason; (C) in the case of termination for Disability, not later than thirty (30) days prior to the date the Company reasonably expects the six consecutive month period referred to in Section 4(a) to expire; and (D) in the case of Voluntary
Termination, not later than thirty (30) days prior to the date of termination specified in such notice. Such notice shall (x) indicate the specific termination provision in this Agreement relied upon, (y) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment unless the provision so indicated, as applicable, and (Z) if the Date of Termination is other than the date of actual receipt of such notice, specify the date on which the Employee's employment is to be terminated (which date shall not be earlier than the date on which such notice is actually received).
(ii) Dispute/Extension. If within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section) the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be extended until the earlier of (A) the date on which the Employment Term ends or (B) the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of an arbitrator or a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected);
provided however, that the Date of Termination shall be extended by a notice of dispute given by the Employee only if such notice is given in good faith and the Employee pursues the resolution of such dispute with reasonable diligence. If the Date of Termination is extended in accordance with this Section, the Company shall continue to pay the Employee his full compensation and benefits in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue the Employee's participation in all employee benefit plans in which the Employee was participating and, on the same terms and conditions as, when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with this Section. The determination of the amount of any compensation and benefits or other payments to be paid or provided to or in respect of the Employee hereunder shall be determined without regard to any reduction therein constituting Good Reason. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.
(iii) Date of Termination. For purposes of this Agreement, "Date of Termination" means (A) in the case of a termination for which a Notice of Termination is required, the date of actual receipt of such Notice of Termination, or if later, the date specified therein, as the case may be, (B) in the case of Disability, the last day of the six month period referred to in
Section 4(a), and (C) in all other cases, the actual date on which the Employee's employment terminates during the Term of Employment.
5. Enforcement of Agreement; Defense of Actions.
If the Employee determines that it is necessary or desirable for him to retain legal counsel or incur other costs and expenses in connection with either enforcing part or all of his rights under this Agreement or defending against any allegations by the Company of breach of this Agreement by him, the Employee shall be entitled to recover from the Company, as incurred by him, reasonable attorneys' fees, costs and expenses in connection with such enforcement or defense plus in each case interest on any delayed payment at the Applicable Federal Rate provided for in Section
7872(f)(2)(A) of the Code. Such payments shall be made by the Company to the Employee promptly following submission to the Company of appropriate documentation evidencing the incurrence of such attorneys' fees, costs, and expenses. The
Employee's rights to payments under this Section shall not be affected by the final outcome of any dispute with the Company; provided however, that to the extent that the court shall determine that under the circumstances recovery by the Employee of all or a part of any such fees and costs and expenses would be unjust or inappropriate, the Employee shall not be entitled to such recovery.
6. Protective Covenants.
(a) Non-Competition.
During the Employment Term and for a period of two (2) years following the Date of Termination for any reason, Employee shall not, directly or indirectly, engage or act as an executive, employee, consultant, agent or representative for any company or other entity that is engaged in the business of providing equipment and/or services with respect to access products, industrial communications and/or wireless test equipment in any geographic area in which the Company is conducting such business as of the Date of Termination; provided, however, nothing in this Agreement shall prohibit
Employee from being a stockholder in a mutual fund or a diversified investment company or a passive owner of not more than one percent (1%) of the outstanding stock of any class of a corporation that has a publicly traded class of equity securities. As consideration for the covenants contained in this Section 6(a), which are considered material to the Company, the Company agrees to pay Employee all amounts owed during his employment pursuant to this Agreement, and upon Employee's termination in the circumstances described in Section
4(d) or 4(e) of this Agreement, to pay the amounts set forth in Section 4(d)(iii) or Section 4(e)(ii) (as the case may be) of this Agreement. If the Employee is terminated for Cause or if the Employee effects a Voluntary Termination, Employee will remain subject to the covenants contained in this Section 6(a) but will not be entitled to any consideration in exchange therefor upon termination of his employment. Employee acknowledges that if his employment with the Company terminates for any reason, he can earn a livelihood without violating the foregoing restrictions and that the time period and scope of the foregoing restrictions are reasonably required for the protection of the Company's valid business interests.
(b) Non-Solicitation of Employees.
The Employee further agrees that during the Employment
Term and for two (2) years thereafter, he shall not, in any manner, directly or indirectly induce or attempt to induce any employee of the Company to terminate or abandon his or her employment for any purpose whatsoever.
(c) Non-Disclosure.
As used herein, "Confidential Information" means all technical and business information of the Company and its affiliated companies, whether protectable or not, which is of a confidential, trade secret and/or proprietary character and which is either developed by the Employee (alone or with others) or to which the Employee has had access during the Employee's employment.
The Employee shall use the Employee's best efforts and diligence both during and after employment by the Company to protect the confidential, trade secret and/or proprietary character of all Confidential
Information. The Employee shall not, directly or indirectly, use (for the Employee or another) or disclose any Confidential Information, for so long as it shall remain proprietary or able to be protected as confidential or trade secret information, except as may be necessary for the performance of the Employee's duties with the Company.
The Employee shall deliver promptly to the Company, at the termination of the Employee's employment, or at any other time at the Company's request, without retaining any copies, all documents and other material in the Employee's possession relating, directly or indirectly, to any Confidential Information.
Each of the Employee's obligations in this Section 6(c) shall also apply to the confidential, trade secret and proprietary information learned or acquired by the Employee during the Employee's employment from others with whom the Company or any affiliated company has a business relationship.
The Employee understands that the Employee is not to disclose to the Company or any affiliated company, or use for its benefit, any of the confidential, trade secret or proprietary information of others.
(d) False, Defamatory or Disparaging Statements.
The Employee agrees that, while he is employed by the Company, and after his Date of Termination, he shall not make any false, defamatory or disparaging statements about the Company, or the officers or directors of the Company, that are reasonably likely to cause material damage to the Company or the officers or directors of the Company. While the Employee is employed by the Company, and after his Date of Termination, the Company agrees that neither the officers nor the directors of the Company shall make any false, defamatory or disparaging statements about the Employee that are reasonably likely to cause material damage to the Employee.
(e) Injunctions to Prevent Breaches of Protective
Covenants.
The parties hereto agree that the Company would be damaged irreparably in the event of any provision of subsections (a), (b), (c) or (d) of this Section 6 were not performed by the Employee in accordance with their respective terms or were otherwise breached and that money damages would be an inadequate remedy for any such nonperformance or breach. Therefore, the Company or its successors or assigns shall be entitled, in addition to any other rights and remedies existing in their favor to an injunction or injunctions to prevent any breach or threatened breach of any such provisions and to enforce such provisions specifically (without posting a bond or other security). The parties hereto agree that the Employee would be damaged irreparably in the event that any provision of Section 6(d) were not performed by the Company in accordance with its terms or were otherwise breached and that money damages would be an inadequate remedy for any such nonperformance or breach. Therefore, the Employee shall be entitled, in addition to any other rights and remedies existing in his favor, to an injunction or injunctions to prevent any breach or threatened breach of any such provisions and to enforce such provision specifically (without posting a bond or other security).
7. Miscellaneous.
(a) Applicable Law.
This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, applied without reference to principles of conflict of laws.


(b) Amendments.
This Agreement may not be amended or modified otherwise
than by a written agreement executed by the parties
hereto or their respective successors and legal
representatives.
(c) Notices.
All notices and other communications hereunder shall be
in writing and shall be given by hand delivery to the
other party or by registered or certified mail, return
receipt requested, postage prepaid, addressed as
follows:
If to the Company:
Salient 3 Communications, Inc.
P.O. Box 1498
Reading, PA  19603

Attention:  Senior Vice President and General
Counsel
If to the Employee:
Timothy S. Cobb
[ADDRESS]
or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.
(d) Withholding.
The Company may withhold from any amounts payable under this Agreement such federal, state, local or other taxes as shall be required to be withheld pursuant to any applicable law or regulation.
(e) Severability.
The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.


(f) Captions.
The captions of this Agreement are not part of the provisions hereof and shall have no force or effect.
(g) Beneficiaries/References.
The Employee may select a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following the Employee's death and may change such election, in either case by giving the Company written notice thereof. In the event of the Employee's death or a judicial determination of his incompetence, reference in this Agreement to the Employee shall be deemed, where appropriate, to refer to other beneficiary(ies), his estate or his legal representative(s).
(h) Entire Agreement.
This Agreement will contain the entire agreement between the parties concerning the subject matter hereof and will supersede all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the parties with respect to the subject matter hereof,.
However, nothing in this Agreement shall adversely affect the Employee's rights to benefits accrued prior to the Effective Date, and, except as contemplated hereby, the Employee's rights with respect to stock options and restricted stock granted prior to the Effective Date shall be governed by the respective stock options and restricted stock agreements relating thereto.
(i) Representation.
The Company represents and warrants that it is fully authorized and empowered to enter into this Agreement and that the performance of its obligations under this Agreement will not violate any agreement between the Company and any other person, firm or organization or any applicable laws or regulations.
(j) Survivorship.
The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement or the Employee's employment hereunder to the extent necessary to the intended preservation of such rights and obligations.
(k) Successors.
(i) The Employee. This Agreement is personal to the
Employee and, shall not be assignable by the Employee, except that the Employee's rights to receive any compensation or benefits under this Agreement may be transferred or disposed of pursuant to testamentary disposition, intestate succession or pursuant to a domestic relations order of a court of competent jurisdiction. This
Agreement shall inure to the benefit of and be enforceable by the Employee's heirs, beneficiaries and/or legal representatives.
(ii) The Company. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any successor to all or substantially all of the business and/or assets of the Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Employee, expressly to assume and agree to perform this



Agreement in the same manner and to the same
extent as the Company would be required to
perform if no such succession had taken place.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date set forth opposite their signatures herein below.
Salient 3 Communications, Inc.
DATED: ____________________ By: _________________________________
Its: _________________________________
         Title

DATED: ____________________  _________________________________
                             Timothy S. Cobb



EXHIBIT 10.2

EMPLOYMENT AGREEMENT
THIS EMPLOYMENT AGREEMENT (this "Agreement"), dated as of January 1, 2000, (the "Effective Date") between Salient 3 Communications, Inc. (the "Company") and Paul H. Snyder (the "Employee").
WITNESSETH
WHEREAS, the Company desires to insure the availability to the Company of the Employee's services, and the Employee is willing to render such services, all upon and subject to the terms and conditions contained in this Agreement;
NOW THEREFORE, in consideration of the premises and the mutual covenants set forth in this Agreement, the Company and the Employee agree as follows:
1. Employment and Employment Term.
(a) Employment.
Subject to the terms and provisions set forth in this Agreement, the Company hereby employs the Employee during the Employment Term (as hereinafter defined) as the Senior Vice President and Chief Financial Officer of the Company, and agrees to use its best efforts to cause the Employee to be a member of the Board of Directors of the Company (the "Board") during the Employment Term, and the Employee hereby accepts such employment.
(b) Employment Term.
The period of employment under this Agreement (the
"Employment Term") shall be deemed to have commenced as the Effective Date and shall continue for a period of two years thereafter, as herein provided. On January 1, 2002 and on each January 1 thereafter, the Employment
Term shall be automatically extended by one year unless at least ninety (90) days prior thereto the Company shall give notice to the Employee that the Employment
Term shall not be so extended; provided that in the event of a Change of Control, the Employment Term shall be automatically extended for two years commencing on such Change of Control. The Employment Term shall continue until the expiration of all extensions affected as aforesaid unless and until it ceases or is terminated sooner as provided in this Agreement.
2. Positions, Responsibilities and Duties.
(a) In General.
During the Employment Term, the Employee shall be employed as, and the Company shall at all times cause the Employee to be, Senior Vice President and Chief
Financial Officer of the Company. In addition to such position, the Company shall use its best efforts to ensure that the Employee is at all times during the Employment Term a member of the Board. In such position, the Employee shall have the duties, responsibilities and authority normally associated with such offices and positions in a publicly traded corporation.
(b) Time.
During the Employment Term, the Employee shall devote such time as is reasonably necessary to perform the duties associated with his office and position as set forth herein and shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement;
provided, however, that the Employee shall not be required to perform any duties and responsibilities which would likely result in non-compliance with or violation or breach of any applicable law or regulation.
Notwithstanding the foregoing, the Employee may devote reasonable time to activities other than those required under this Agreement, including the supervision of his personal investments and activities involving professional, charitable, educational, religious and similar types of organizations, to the extent that such other activities do not materially interfere with or prohibit the performance of the Employee's duties under this Agreement or conflict in any material way with the business of the Company. The Executive shall not serve on the board of any business without the consent of the Chairman of the Board.
3. Compensation and Benefits.
(a) Base Salary.
During the Employment Term, the Employee shall receive a base salary ("Base Salary"), payable in accordance with the Company's payroll practices generally applicable to the Company's senior executives, of $220,000 per annum. Such Base Salary shall be reviewed for increase (but not decrease) in the sole discretion of the Compensation Committee of the Board not less frequently than annually during the Employment Term. If so increased, such increased Base Salary shall then constitute "Base Salary" for purposes of this Agreement and shall not be reduced.
(b) Incentive Compensation.
(i) During the Employment Term, the Employee shall be entitled to participate in all incentive compensation plans and programs maintained by the Company and applicable generally to senior executives in accordance with the terms thereof.
Such plans and programs, in the aggregate, shall provide the Employee with compensation opportunities at least as favorable as the most favorable of such opportunities provided by the Company to the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to the Employee or other senior executives of the Company.
(ii) Without limiting the foregoing, for each fiscal year of the Company ending with or within the Employment Term, the Employee's target annual incentive under the Company's annual incentive plan ("Target Annual Incentive") shall be [thirty-five] percent (35%) of his Base Salary.
Such target may be increased, and, if so increased, such increased target shall then constitute the Employee's target annual incentive for purposes of this Agreement and shall not be reduced.
(c) Retirement Plans.
During the Employment Term, the Executive shall be entitled to participate in all savings and retirement plans and programs maintained by the Company and applicable generally to senior executives in accordance with the terms thereof (including, without limitation, any supplemental and excess defined benefit and defined contribution savings and retirement plans). Such plans and programs, in the aggregate, shall provide the Employee and/or the Employee's family, as the case may be, with benefits at least as favorable as the most favorable of such benefits provided by the Company to or in respect of the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to or in respect of the Employee or other senior executives of the Company.
(d) Welfare Benefit Plans.
During the Employment Term, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans and programs provided for by the Company and applicable generally to senior executives in accordance with the terms thereof
(including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs). Such plans and programs, in the aggregate, shall provide the Employee and/or the Employee's family, as the case may be, with benefits at least as favorable as the most favorable of such benefits provided by the Company to or in respect of the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to or in respect of the Employee or other senior executives of the Company.

(e) Vacation and Fringe Benefits.
 During the Employment Term, the Employee shall be entitled to paid vacation and fringe benefits at least as favorable as the most favorable plans and programs of the Company for the Employee as in effect at the Effective Date or, if more favorable to the Employee, as in effect at any time thereafter for the Employee or other senior executives of the Company.

(f) Office and Support Staff.
During the Employment Term, the Employee shall be entitled to an office of a size and with furnishings and other appointments, and to secretarial and other assistance, comparable to the most favorable of the foregoing provided to the Employee by the Company at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to the Employee or other senior executives of the Company.
(g) Expense Reimbursement
During the Employment Term, the Employee shall be entitled to receive prompt reimbursement for all usual, customary and reasonable business-related expenses incurred by the Employee in performing his duties and responsibilities hereunder in accordance with the practices and procedures of the Company as in effect at the Effective Date, or, if more favorable to the Employee, as in effect at any time thereafter with respect to the Employee or other senior executives of the Company.
(h) Indemnification.
The Company shall maintain directors and officers liability insurance in commercially reasonable amounts
(as reasonably determined by the Board), and the Employee shall be covered under such insurance to the same extent as other directors and senior executives of the Company.
4. Termination of Employment.
(a) Termination Due to Death or Disability.
The Company may terminate the Employee's employment hereunder due to Disability (as hereinafter defined).
In the event of the Employee's death or a termination of the Employee's employment by the Company due to Disability, the Employee or his estate or legal representative, as the case may be, shall be entitled to receive:
(i) any unpaid Base Salary through the Date of Termination (as hereinafter defined); and
 (ii) any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company.
For purposes of this Agreement, "Disability" means disability under the Company's long-term disability plan applicable to the Employee as in effect from time to time or, in the absence of such a plan, the Employee's inability to render, for a period of six consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician mutually acceptable to the Employee and the Company. If the Employee and the Company cannot agree as to such an independent medical physician, each shall appoint one medical physician and those two physicians shall appoint a third physician who shall make such determination.
(b) Termination by the Company for Cause.
The Company may terminate the Employee's employment hereunder for Cause (as hereinafter defined). If the Company terminates the Employee's employment hereunder for Cause, the Employee shall be entitled to receive:
(i) any unpaid Base Salary through the Date of Termination; and
 (ii) any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company.
The Employee shall be given written notice authorized by a vote of at least a majority of the members of the Board that the Company intends to terminate the Employee's employment for Cause; provided, however, that following a Change of Control (as hereinafter defined), such written notice must be authorized by a vote of at least 75% of the members of the Board. Such written notice shall specify the particular act or acts, or failure to act, which is/are the basis for the decision to so terminate the Employee's employment for Cause. The Employee, together with his legal counsel, shall be given the opportunity within thirty (30) calendar days of the receipt of such notice to meet with the Board to defend such act or acts, or failure to act, and, if such act or failure to act is correctable, the Employee shall be given 30 business days after such meeting to correct such act or failure to act. If such act or failure to act is not correctable or upon failure of the Employee, within such latter thirty (30) day period, to correct such act or failure to act, the Employee's employment by the Company shall automatically be terminated for Cause as of the date determined in accordance with this Agreement. Anything herein to the contrary notwithstanding, if, following a termination of the Employee's employment by the Company for Cause based upon the conviction of the Employee for a felony, such conviction is overturned on appeal, the Employee shall be entitled to the payments and benefits that the Employee would have received as a result of a termination of the Employee's employment by the Company without Cause.
For the purposes of this Agreement, "Cause" means (A) the Employee is convicted of a felony involving moral turpitude or (B) the Employee, in carrying out his duties and responsibilities under this Agreement, is guilty of gross neglect or gross misconduct resulting, in either case, in material economic harm to the Company, and such conduct is not cured within thirty
(30) days of the Company providing written notice to the Employee, unless such act or failure to act either was believed by the Employee in good faith to be in the best interests of the Company or resulted from the Employee's incapacity due to physical or mental illness.
(c) Voluntary Termination.
The Employee may effect a Voluntary Termination of his employment hereunder. A Voluntary Termination shall not be deemed to be a breach of this Agreement and shall entitle the Employee to all of the rights and benefits which the Employee would be entitled in the event of a termination of his employment by the Company for Cause.
For purposes of this Agreement, a "Voluntary
Termination" shall mean a termination of employment by the Employee on his own initiative other than (i) a termination due to Disability or (ii) a termination for Good Reason (as hereinafter defined) following a Change of Control.
(d) Termination Without Cause Prior to Change of Control.
Prior to a Change of Control, the Company shall be permitted to terminate the Employee's employment hereunder without Cause, and the Employee shall be permitted to terminate his employment hereunder for Good Reason (as hereinafter defined). If, prior to a Change of Control, the Company terminates the Employee's employment hereunder without Cause, other than due to death or Disability, the following shall apply:
(i) Lump Sum Payment. The Employee shall be paid a cash lump sum within thirty (30) days of the Date of Termination equal to any unpaid Base Salary through the Date of Termination.
 (ii) Non-Compete Payment. In consideration of the
Employee's covenant not to compete set forth in
Section 6 of this Agreement, the Employee shall be paid an amount equal to two times the Employee's Base Salary. Such amount shall be paid in equal twenty-four (24) monthly installments commencing as soon as practicable (but in no event later than thirty (30) days) following the Employee's Date of Termination. In the event of the Employee's death following such Date of Termination, any unpaid installments shall be paid to the Employee's estate in a single undiscounted cash lump sum. Such lump sum shall be paid as soon as practicable (but in no event later than thirty (30) days) after the Company has been notified of the Employee's death.
(iii) Benefit Continuation. For two years after the Employee's Date of Termination or such longer period as may be provided by the terms of the applicable plan or program, the Company shall continue benefits to the Employee and/or the Employee's family at least equal to those which would have been provided to them in accordance with the plans and programs described in Section
3(d) of this Agreement if the Employee's employment had not been terminated or, if more favorable to the Employee, as in effect generally at any time thereafter during the aforesaid period with respect to other senior executives of the Company and their families; provided, however, that if the Employee becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility; and for purposes of determining the eligibility of the Employee for retiree benefits pursuant to such plans and programs, the Employee shall be considered to have remained employed during the aforesaid period after the Employee's Termination and to have retired on the last day of such period. In the event that the Employee and/or the Employee's family's participation in any such plan or program is barred, the Company shall arrange to provide the Employee and/or the Employee's family with benefits substantially similar to those which the Employee and/or the Employee's family would otherwise have been entitled to receive under such plans and programs from which continued participation is barred.
(iv) Other Amounts. Any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company shall be paid or provided in accordance with the terms and provisions thereof.
(e) Termination Without Cause or Termination for Good
Reason Following a Change of Control.
Following a Change of Control, the Company shall be permitted to terminate the Employee's employment hereunder without Cause, and the Employee shall be permitted to terminate his employment for Good Reason.
If, within two (2) years following a Change of Control, the Company terminates the Employee's employment hereunder without Cause, other than due to death or Disability, or if the Employee effects a termination for Good Reason, the following shall apply:
(i) Lump Sum Payment. The Employee shall be paid a cash lump sum within thirty (30) days of the Date of Termination equal to the aggregate of:
(A) any unpaid Base Salary through the Date of Termination;
(B) an amount equal to the product of (x) the higher of the Employee's (I) Target Annual
Incentive and (II) annual incentive paid or payable under the Company's annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if such fiscal year consists of less than twelve full months or if during which the Employee was employed for less than twelve full months), (such higher amount being referred to as the "Highest Annual Incentive") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365; and
 (ii) Non-Compete Payment. In consideration of the
Employee's covenant not to compete set forth in
Section 6 of this Agreement, the Employee shall be paid an amount equal to two times the Employee's Base Salary. Such amount shall be paid in equal twenty-four (24) monthly installments commencing as soon as practicable (but in no event later than thirty (30) days) following the Employee's Date of Termination. In the event of the Employee's death following such Date of Termination, any unpaid installments shall be paid to the Employee's estate in a single undiscounted cash lump sum. Such lump sum shall be paid as soon as practicable (but in no event later than thirty (30) days) after the Company has been notified of the Employee's death.
(iii) Benefit Continuation. For two years after the Employee's Date of Termination or such longer period as may be provided by the terms of the applicable plan or program, the Company shall continue benefits to the Employee and/or the Employee's family at least equal to those which would have been provided to them in accordance with the plans and programs described in Section
3(d) of this Agreement if the Employee's employment had not been terminated or, if more favorable to the Employee, as in effect generally at any time thereafter during the aforesaid period with respect to other senior executives of the Company and their families; provided, however, that if the Employee becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility; and for purposes of determining the eligibility of the Employee for retiree benefits pursuant to such plans and programs, the Employee shall be considered to have remained employed during the aforesaid period after the Employee's Date of Termination and to have retired on the last day of such period.
(iv) Outplacement. The Company shall, at its sole expense as incurred, provide the Executive with outplacement services for twelve (12) months, the scope and provider of which shall be selected by the Employee in the Employee's sole discretion, provided that the Company's obligation with respect to such services shall not exceed fifteen percent (15%) of the Employee's Base Salary.
(v) Other Amounts. Any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company shall be paid or provided in accordance with the terms and provisions thereof.
(f) Certain Change of Control Provisions.
(i) Definitions.
For purposes of this Agreement, "Change of Control" means:
(A) The acquisition by any individual, entity or group (within the meaning of Section
13(d)(3) or 14(d)(2) of the Securities
Exchange Act of 1934, as amended (the
"Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either (x) the then outstanding shares of common stock of the Company (the "Outstanding Company
Common Stock") or (y) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the
"Outstanding Company Voting Securities");
provided, however, that, for purposes of this subsection (A), the following acquisitions shall not constitute a Change of Control: (I) any acquisition directly from the Company, (II) any acquisition by the Company, (III) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (IV) any acquisition by any corporation pursuant to a transaction which complies with clauses (I), (II) and (III) of subsection (C) of this Section 4(f)(i); or
(B) Individuals who, as of the date hereof, constitute the Board (the "Incumbent
Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent
Board shall be considered as though such individual were a member of the Incumbent
Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or
(C) Consummation by the Company of a
reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another corporation (a "Business
Combination"), in each case, unless,
following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding
Company Common Stock and Outstanding
Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business
Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and
Outstanding Company Voting Securities, as the case may be, (II) no Person (excluding any corporation resulting from such
Business Combination or any employee
benefit plan (or related trust) of the
Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, twenty percent (20%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such
Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (III) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or
(D) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.
Notwithstanding the foregoing, unless otherwise determined by the Board, no Change of Control shall be deemed to have occurred (x) if the Employee is a member of a group which first announces a proposal which, if successful, would result in a Change of Control, which proposal
(including any modifications thereof) is ultimately successful; or (y) if the Employee acquires a two percent (2%) or more equity interest in the entity which ultimately acquires the Company pursuant to the transaction described in (x).
For purposes of this Agreement, "Good Reason" means and shall be deemed to exist if, without the prior express written consent of the Employee, (A) the Employee suffers a reduction in duties, responsibilities or effective authority associated with his title and position as set forth and described in this Agreement or is assigned any duties or responsibilities inconsistent in any material respect therewith;
provided that no such reduction or assignment shall be deemed to have occurred solely as a result of the merger or sale of all or substantially all of the assets or stock (a
"disposition") of SAFCO Technologies, Inc., GAI-
Tronics Corporation or XEL Communications, Inc.
(a "named subsidiary") prior to the time that a disposition shall have occurred with respect to each such named subsidiary; (B) the Company fails to substantially perform any material term or provision of this Agreement; (C) the Employee's compensation or benefits provided for hereunder is decreased; (D) the Company's principal executive office or the Employee's office is relocated to a location more than twenty-five
(25) miles from its location on the Effective
Date; (E) the Company requires the Employee to travel on Company business to a substantially greater extent than required as of the Effective
Date; (F) the Company fails to obtain the full assumption of this Agreement by a successor entity in accordance with the Agreement; (G) the Company purports to terminate the Employee's employment for Cause and such purported termination of employment is not effected in accordance with the requirements of this Agreement. Any good faith determination of Good
Reason made by the Employee shall be conclusive, provided that a termination by the Employee for any reason during the three-month period commencing on the earlier of (i) the date as of which there shall have been distributed to the shareholders of the Company cash, securities and/or other property having an aggregate fair market value (determined separately at the time of and with respect to, each such distribution) of not less than nine times the then remaining fair market value of the Company and (ii) the second anniversary of a Change of Control shall be deemed to be a termination for Good Reason for all purposes of this Agreement. The determination of the amount of any compensation and benefits or other payments to be paid or provided to or in respect of the Employee hereunder shall be determined without regard to any reduction therein constituting Good Reason.
(ii) Deemed Date of Termination. Anything in this
Agreement to the contrary not withstanding, if a Change of Control occurs, and if the Employee's employment with the Company is terminated by the Company prior to the date on which the Change of Control occurs, and it is reasonably demonstrated by the Employee that such termination of employment (I) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (II) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement, the Employee's Date of Termination shall be deemed to have occurred following such Change of Control.
(iii) Certain Additional Payments.
(A) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this
Section 4(f)(iii) (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Code or any interest or penalties are incurred by the Employee with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Employee shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Employee retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.
(B) Subject to the provisions of Section
4(f)(iii)(C), all determinations required to be made under this Section, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up
Payment and the assumptions to be utilized in arriving at such determination, shall be made by a nationally recognized certified public accounting firm designated by the Employee (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Employee within fifteen (15) business days of the receipt of notice from the Employee that there has been a Payment, or such earlier time as is requested by the Company. Any Gross-Up Payment, as determined pursuant to this Section
4(f)(iii)(C), shall be paid by the Company to the Employee within five days of the receipt of the Accounting Firm's determination. All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any determination by the Accounting Firm shall be binding upon the Company and the Employee. As a result of the uncertainty in the application of
Section 4999 of the Code at the time of the initial determination by the Accounting
Firm hereunder, it is possible that
Gross-Up Payments that will not have been made by the Company should have been made
("Underpayment"), consistent with the
calculations required to be made hereunder.
In the event that the Company exhausts its remedies pursuant to Section 4(f)(iii)(C) and the Employee thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Employee.
(C) The Employee shall notify the Company in writing of any claim by the Internal
Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Employee is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The
Employee shall not pay such claim prior to the expiration of the 30-day period following the date on which the Employee gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Employee in writing prior to the expiration of such period that it desires to contest such claim, the Employee shall:
(I) give the Company any information
reasonably requested by the Company
relating to such claim,
(II) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,
(III)  cooperate with the Company in good
faith in order effectively to
contest such claim, and
(IV) permit the Company to participate
in any proceedings relating to such
claim; provided, however, that the
Company shall bear and pay directly
all costs and expenses (including
additional interest and penalties)
incurred in connection with such
contest and shall indemnify and hold
the Employee harmless, on an
after-tax basis, for any Excise Tax
or income tax (including interest
and penalties with respect thereto)
imposed as a result of such
representation and payment of costs
and expenses. Without limitation on
the foregoing provisions of this
Section, the Company shall control
all proceedings taken in connection
with such contest and, at its sole
option, may pursue or forgo any and
all administrative appeals,
proceedings, hearings and
conferences with the taxing
authority in respect of such claim
and may, at its sole option, either
direct the Employee to pay the tax
claimed and sue for a refund or
contest the claim in any permissible
manner, and the Employee agrees to
prosecute such contest to a
determination before any
administrative tribunal, in a court
of initial jurisdiction and in one
or more appellate courts, as the
Company shall determine; provided,
however, that if the Company directs
the Employee to pay such claim and
sue for a refund, the Company shall
advance the amount of such payment
to the Employee, on an interest-free
basis and shall indemnify and hold
the Employee harmless, on an
after-tax basis, from any Excise Tax
or income tax (including interest or
penalties with respect thereto)
imposed with respect to such advance
or with respect to any imputed
income with respect to such advance;
and further provided that any
extension of the statute of
limitations relating to payment of
taxes for the taxable year of the
Employee with respect to which such
contested amount is claimed to be
due is limited solely to such
contested amount. Furthermore, the
Company's control of the contest
shall be limited to issues with
respect to which a Gross-Up Payment
would be payable hereunder and the
Employee shall be entitled to settle
or contest, as the case may be, any
other issue raised by the Internal
Revenue Service or any other taxing
authority.
(D) If, after the receipt by the Employee of an amount advanced by the Company pursuant to
Section 4(f)(iii)(C), the Employee becomes entitled to receive any refund with respect to such claim, the Employee shall (subject to the Company's complying with the requirements of such Section) promptly pay to the Company the amount of such refund
(together with any interest paid or
credited thereon after taxes applicable
thereto). If, after the receipt by the
Executive of an amount advanced by the
Company pursuant to Section 4(f)(iii)(C), a determination is made that the Employee shall not be entitled to any refund with respect to such claim and the Company does not notify the Employee in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.
 (iv) Vesting of Certain Awards. Any vesting, service or performance requirements under any outstanding stock option or restricted stock awards or any other equity-based or long-term cash awards shall be deemed fully satisfied as of the Change of Control.
(g) No Mitigation or Offset.
The Company agrees that, if the Employee's employment with the Company terminates, the Employee is not required to seek other employment or to attempt in any way to reduce any amounts payable to or in respect of the Employee by the Company pursuant to this Agreement.
Further, the amount of any payment or benefit provided for in this Agreement shall not be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Employee to the Company or otherwise, except as specifically provided by Section 4(e)(iii).


(h) Notice of Termination.
(i) In General. Any termination of the Employee's employment by the Company (other than due to death) shall be communicated by a notice of termination to the other party hereto given in accordance with this Agreement (the "Notice of Termination"). The Notice of Termination shall be given (A) in the case of a termination for Cause, within ninety (90) business days after a director of the Company (excluding the Employee) has actual knowledge of the events giving rise to such purported termination, (B) in the case of a termination for Good Reason, within 180 days of the Employee's having actual knowledge of the event or events constituting Good Reason; (C) in the case of termination for Disability, not later than thirty (30) days prior to the date the Company reasonably expects the six consecutive month period referred to in Section 4(a) to expire; and (D) in the case of Voluntary
Termination, not later than thirty (30) days prior to the date of termination specified in such notice. Such notice shall (x) indicate the specific termination provision in this Agreement relied upon, (y) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment unless the provision so indicated, as applicable, and (Z) if the Date of Termination is other than the date of actual receipt of such notice, specify the date on which the Employee's employment is to be terminated (which date shall not be earlier than the date on which such notice is actually received).
(ii) Dispute/Extension. If within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section) the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be extended until the earlier of (A) the date on which the Employment Term ends or (B) the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of an arbitrator or a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected);
provided however, that the Date of Termination shall be extended by a notice of dispute given by the Employee only if such notice is given in good faith and the Employee pursues the resolution of such dispute with reasonable diligence. If the Date of Termination is extended in accordance with this Section, the Company shall continue to pay the Employee his full compensation and benefits in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue the Employee's participation in all employee benefit plans in which the Employee was participating and, on the same terms and conditions as, when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with this Section. The determination of the amount of any compensation and benefits or other payments to be paid or provided to or in respect of the Employee hereunder shall be determined without regard to any reduction therein constituting Good Reason. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.
(iii) Date of Termination. For purposes of this Agreement, "Date of Termination" means (A) in the case of a termination for which a Notice of Termination is required, the date of actual receipt of such Notice of Termination, or if later, the date specified therein, as the case may be, (B) in the case of Disability, the last day of the six month period referred to in
Section 4(a), and (C) in all other cases, the actual date on which the Employee's employment terminates during the Term of Employment.
5. Enforcement of Agreement; Defense of Actions.
If the Employee determines that it is necessary or desirable for him to retain legal counsel or incur other costs and expenses in connection with either enforcing part or all of his rights under this Agreement or defending against any allegations by the Company of breach of this Agreement by him, the Employee shall be entitled to recover from the Company, as incurred by him, reasonable attorneys' fees, costs and expenses in connection with such enforcement or defense plus in each case interest on any delayed payment at the Applicable Federal Rate provided for in Section 7872(f)(2)(A) of the Code. Such payments shall be made by the Company to the Employee promptly following submission to the Company of appropriate documentation evidencing the incurrence of such attorneys' fees, costs, and expenses. The Employee's rights to payments under this Section shall not be affected by the final outcome of any dispute with the Company; provided however, that to the extent that the court shall determine that under the circumstances recovery by the Employee of all or a part of any such fees and costs and expenses would be unjust or inappropriate, the Employee shall not be entitled to such recovery.
6. Protective Covenants.
(a) Non-Competition.
During the Employment Term and for a period of two (2) years following the Date of Termination for any reason, Employee shall not, directly or indirectly, engage or act as an executive, employee, consultant, agent or representative for any company or other entity that is engaged in the business of providing equipment and/or services with respect to access products, industrial communications and/or wireless test equipment in any geographic area in which the Company is conducting such business as of the Date of Termination; provided, however, nothing in this Agreement shall prohibit
Employee from being a stockholder in a mutual fund or a diversified investment company or a passive owner of not more than one percent (1%) of the outstanding stock of any class of a corporation that has a publicly traded class of equity securities. As consideration for the covenants contained in this Section 6(a), which are considered material to the Company, the Company agrees to pay Employee all amounts owed during his employment pursuant to this Agreement, and upon Employee's termination in the circumstances described in Section
4(d) or 4(e) of this Agreement, to pay the amounts set forth in Section 4(d)(iii) or Section 4(e)(ii) (as the case may be) of this Agreement. If the Employee is terminated for Cause or if the Employee effects a Voluntary Termination, Employee will remain subject to the covenants contained in this Section 6(a) but will not be entitled to any consideration in exchange therefor upon termination of his employment. Employee acknowledges that if his employment with the Company terminates for any reason, he can earn a livelihood without violating the foregoing restrictions and that the time period and scope of the foregoing restrictions are reasonably required for the protection of the Company's valid business interests.
(b) Non-Solicitation of Employees.
 The Employee further agrees that during the Employment
Term and for two (2) years thereafter, he shall not, in any manner, directly or indirectly induce or attempt to induce any employee of the Company to terminate or abandon his or her employment for any purpose whatsoever.
(c) Non-Disclosure.
As used herein, "Confidential Information" means all technical and business information of the Company and its affiliated companies, whether protectable or not, which is of a confidential, trade secret and/or proprietary character and which is either developed by the Employee (alone or with others) or to which the Employee has had access during the Employee's employment.
The Employee shall use the Employee's best efforts and diligence both during and after employment by the Company to protect the confidential, trade secret and/or proprietary character of all Confidential
Information. The Employee shall not, directly or indirectly, use (for the Employee or another) or disclose any Confidential Information, for so long as it shall remain proprietary or able to be protected as confidential or trade secret information, except as may be necessary for the performance of the Employee's duties with the Company.
The Employee shall deliver promptly to the Company, at the termination of the Employee's employment, or at any other time at the Company's request, without retaining any copies, all documents and other material in the Employee's possession relating, directly or indirectly, to any Confidential Information.
Each of the Employee's obligations in this Section 6(c) shall also apply to the confidential, trade secret and proprietary information learned or acquired by the Employee during the Employee's employment from others with whom the Company or any affiliated company has a business relationship.
The Employee understands that the Employee is not to disclose to the Company or any affiliated company, or use for its benefit, any of the confidential, trade secret or proprietary information of others.
(d) False, Defamatory or Disparaging Statements.
The Employee agrees that, while he is employed by the Company, and after his Date of Termination, he shall not make any false, defamatory or disparaging statements about the Company, or the officers or directors of the Company, that are reasonably likely to cause material damage to the Company or the officers or directors of the Company. While the Employee is employed by the Company, and after his Date of Termination, the Company agrees that neither the officers nor the directors of the Company shall make any false, defamatory or disparaging statements about the Employee that are reasonably likely to cause material damage to the Employee.
(e) Injunctions to Prevent Breaches of Protective
Covenants.
The parties hereto agree that the Company would be damaged irreparably in the event of any provision of subsections (a), (b), (c) or (d) of this Section 6 were not performed by the Employee in accordance with their respective terms or were otherwise breached and that money damages would be an inadequate remedy for any such nonperformance or breach. Therefore, the Company or its successors or assigns shall be entitled, in addition to any other rights and remedies existing in their favor to an injunction or injunctions to prevent any breach or threatened breach of any such provisions and to enforce such provisions specifically (without posting a bond or other security). The parties hereto agree that the Employee would be damaged irreparably in the event that any provision of Section 6(d) were not performed by the Company in accordance with its terms or were otherwise breached and that money damages would be an inadequate remedy for any such nonperformance or breach. Therefore, the Employee shall be entitled, in addition to any other rights and remedies existing in his favor, to an injunction or injunctions to prevent any breach or threatened breach of any such provisions and to enforce such provision specifically (without posting a bond or other security).
7. Miscellaneous.
(a) Applicable Law.
This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, applied without reference to principles of conflict of laws.


(b) Amendments.
This Agreement may not be amended or modified otherwise
than by a written agreement executed by the parties
hereto or their respective successors and legal
representatives.
(c) Notices.
All notices and other communications hereunder shall be
in writing and shall be given by hand delivery to the
other party or by registered or certified mail, return
receipt requested, postage prepaid, addressed as
follows:
If to the Company:
Salient 3 Communications, Inc.
P.O. Box 1498
Reading, PA  19603

Attention:  Senior Vice President and General
Counsel
If to the Employee:
 Paul H. Snyder
[ADDRESS]
or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.
(d) Withholding.
 The Company may withhold from any amounts payable under this Agreement such federal, state, local or other taxes as shall be required to be withheld pursuant to any applicable law or regulation.
(e) Severability.
 The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.
(f) Captions.
 The captions of this Agreement are not part of the provisions hereof and shall have no force or effect.
(g) Beneficiaries/References.
The Employee may select a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following the Employee's death and may change such election, in either case by giving the Company written notice thereof. In the event of the Employee's death or a judicial determination of his incompetence, reference in this Agreement to the Employee shall be deemed, where appropriate, to refer to other beneficiary(ies), his estate or his legal representative(s).
(h) Entire Agreement.
This Agreement will contain the entire agreement between the parties concerning the subject matter hereof and will supersede all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the parties with respect to the subject matter hereof,.
However, nothing in this Agreement shall adversely affect the Employee's rights to benefits accrued prior to the Effective Date, and, except as contemplated hereby, the Employee's rights with respect to stock options and restricted stock granted prior to the Effective Date shall be governed by the respective stock options and restricted stock agreements relating thereto.
 (i) Representation.
 The Company represents and warrants that it is fully authorized and empowered to enter into this Agreement and that the performance of its obligations under this Agreement will not violate any agreement between the Company and any other person, firm or organization or any applicable laws or regulations.


(j) Survivorship.
 The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement or the Employee's employment hereunder to the extent necessary to the intended preservation of such rights and obligations.
(k) Successors.
(i) The Employee. This Agreement is personal to the
Employee and, shall not be assignable by the Employee, except that the Employee's rights to receive any compensation or benefits under this Agreement may be transferred or disposed of pursuant to testamentary disposition, intestate succession or pursuant to a domestic relations order of a court of competent jurisdiction. This
Agreement shall inure to the benefit of and be enforceable by the Employee's heirs, beneficiaries and/or legal representatives.
(ii) The Company. This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns. The Company shall require any successor to all or substantially all of the business and/or assets of the Company, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Employee, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the



Company would be required to perform if no such
succession had taken place.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date set forth opposite their signatures herein below.
Salient 3 Communications, Inc.
DATED: ____________________ By: _________________________________
 Its: _________________________________
         Title

DATED: ____________________  _________________________________
                             Paul H. Snyder



EXHIBIT 10.3

EMPLOYMENT AGREEMENT
THIS EMPLOYMENT AGREEMENT (this "Agreement"), dated as of January 1, 2000, (the "Effective Date") between Salient 3 Communications, Inc. (the "Company") and Thomas F. Hafer (the "Employee").
WITNESSETH
WHEREAS, the Company desires to insure the availability to the Company of the Employee's services, and the Employee is willing to render such services, all upon and subject to the terms and conditions contained in this Agreement;
NOW THEREFORE, in consideration of the premises and the mutual covenants set forth in this Agreement, the Company and the Employee agree as follows:
1. Employment and Employment Term.
(a) Employment.
Subject to the terms and provisions set forth in this Agreement, the Company hereby employs the Employee during the Employment Term (as hereinafter defined) as the Senior Vice President, General Counsel and
Secretary of the Company, and the Employee hereby accepts such employment.
(b) Employment Term.
The period of employment under this Agreement (the
"Employment Term") shall be deemed to have commenced as the Effective Date and shall continue for a period of two years thereafter, as herein provided. On January 1, 2002 and on each January 1 thereafter, the Employment
Term shall be automatically extended by one year unless at least ninety (90) days prior thereto the Company shall give notice to the Employee that the Employment
Term shall not be so extended; provided that in the event of a Change of Control, the Employment Term shall be automatically extended for two years commencing on such Change of Control. The Employment Term shall continue until the expiration of all extensions affected as aforesaid unless and until it ceases or is terminated sooner as provided in this Agreement.
2. Positions, Responsibilities and Duties.
(a) In General.
During the Employment Term, the Employee shall be employed as, and the Company shall at all times cause the Employee to be, Senior Vice President, General
Counsel and Secretary of the Company. In such position, the Employee shall have the duties, responsibilities and authority normally associated with such offices and positions in a publicly traded corporation.
(b) Time.
During the Employment Term, the Employee shall devote such time as is reasonably necessary to perform the duties associated with his office and position as set forth herein and shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement;
provided, however, that the Employee shall not be required to perform any duties and responsibilities which would likely result in non-compliance with or violation or breach of any applicable law or regulation.
Notwithstanding the foregoing, the Employee may devote reasonable time to activities other than those required under this Agreement, including the supervision of his personal investments and activities involving professional, charitable, educational, religious and similar types of organizations, to the extent that such other activities do not materially interfere with or prohibit the performance of the Employee's duties under this Agreement or conflict in any material way with the business of the Company. The Executive shall not serve on the board of any business without the consent of the Chairman of the Board of Directors of the Company (the
"Board").


3. Compensation and Benefits.
(a) Base Salary.
During the Employment Term, the Employee shall receive a base salary ("Base Salary"), payable in accordance with the Company's payroll practices generally applicable to the Company's senior executives, of $215,000 per annum. Such Base Salary shall be reviewed for increase (but not decrease) in the sole discretion of the Compensation Committee of the Board not less frequently than annually during the Employment Term. If so increased, such increased Base Salary shall then constitute "Base Salary" for purposes of this Agreement and shall not be reduced.
(b) Incentive Compensation.
(i) During the Employment Term, the Employee shall be entitled to participate in all incentive compensation plans and programs maintained by the Company and applicable generally to senior executives in accordance with the terms thereof.
Such plans and programs, in the aggregate, shall provide the Employee with compensation opportunities at least as favorable as the most favorable of such opportunities provided by the Company to the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to the Employee or other senior executives of the Company.
(ii) Without limiting the foregoing, for each fiscal year of the Company ending with or within the Employment Term, the Employee's target annual incentive under the Company's annual incentive plan ("Target Annual Incentive") shall be [thirty-five] percent (35%) of his Base Salary.
Such target may be increased, and, if so increased, such increased target shall then constitute the Employee's target annual incentive for purposes of this Agreement and shall not be reduced.


(c) Retirement Plans.
During the Employment Term, the Executive shall be entitled to participate in all savings and retirement plans and programs maintained by the Company and applicable generally to senior executives in accordance with the terms thereof (including, without limitation, any supplemental and excess defined benefit and defined contribution savings and retirement plans). Such plans and programs, in the aggregate, shall provide the Employee and/or the Employee's family, as the case may be, with benefits at least as favorable as the most favorable of such benefits provided by the Company to or in respect of the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to or in respect of the Employee or other senior executives of the Company.
(d) Welfare Benefit Plans.
During the Employment Term, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans and programs provided for by the Company and applicable generally to senior executives in accordance with the terms thereof
(including, without limitation, medical, prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs). Such plans and programs, in the aggregate, shall provide the Employee and/or the Employee's family, as the case may be, with benefits at least as favorable as the most favorable of such benefits provided by the Company to or in respect of the Employee under such plans and programs as in effect at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to or in respect of the Employee or other senior executives of the Company.


(e) Vacation and Fringe Benefits.
 During the Employment Term, the Employee shall be entitled to paid vacation and fringe benefits at least as favorable as the most favorable plans and programs of the Company for the Employee as in effect at the Effective Date or, if more favorable to the Employee, as in effect at any time thereafter for the Employee or other senior executives of the Company.
(f) Office and Support Staff.
During the Employment Term, the Employee shall be entitled to an office of a size and with furnishings and other appointments, and to secretarial and other assistance, comparable to the most favorable of the foregoing provided to the Employee by the Company at the Effective Date or, if more favorable to the Employee, as provided at any time thereafter to the Employee or other senior executives of the Company.
(g) Expense Reimbursement
During the Employment Term, the Employee shall be entitled to receive prompt reimbursement for all usual, customary and reasonable business-related expenses incurred by the Employee in performing his duties and responsibilities hereunder in accordance with the practices and procedures of the Company as in effect at the Effective Date, or, if more favorable to the Employee, as in effect at any time thereafter with respect to the Employee or other senior executives of the Company.
(h) Indemnification.
The Company shall maintain directors and officers liability insurance in commercially reasonable amounts
(as reasonably determined by the Board), and the Employee shall be covered under such insurance to the same extent as other senior executives of the Company.


4. Termination of Employment.
(a) Termination Due to Death or Disability.
The Company may terminate the Employee's employment hereunder due to Disability (as hereinafter defined).
In the event of the Employee's death or a termination of the Employee's employment by the Company due to Disability, the Employee or his estate or legal representative, as the case may be, shall be entitled to receive:
(i) any unpaid Base Salary through the Date of Termination (as hereinafter defined); and
 (ii) any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company.
For purposes of this Agreement, "Disability" means disability under the Company's long-term disability plan applicable to the Employee as in effect from time to time or, in the absence of such a plan, the Employee's inability to render, for a period of six consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician mutually acceptable to the Employee and the Company. If the Employee and the Company cannot agree as to such an independent medical physician, each shall appoint one medical physician and those two physicians shall appoint a third physician who shall make such determination.
(b) Termination by the Company for Cause.
The Company may terminate the Employee's employment hereunder for Cause (as hereinafter defined). If the Company terminates the Employee's employment hereunder for Cause, the Employee shall be entitled to receive:
(i) any unpaid Base Salary through the Date of Termination; and
 (ii) any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company.
The Employee shall be given written notice authorized by a vote of at least a majority of the members of the Board that the Company intends to terminate the Employee's employment for Cause; provided, however, that following a Change of Control (as hereinafter defined), such written notice must be authorized by a vote of at least 75% of the members of the Board. Such written notice shall specify the particular act or acts, or failure to act, which is/are the basis for the decision to so terminate the Employee's employment for Cause. The Employee, together with his legal counsel, shall be given the opportunity within thirty (30) calendar days of the receipt of such notice to meet with the Board to defend such act or acts, or failure to act, and, if such act or failure to act is correctable, the Employee shall be given 30 business days after such meeting to correct such act or failure to act. If such act or failure to act is not correctable or upon failure of the Employee, within such latter thirty (30) day period, to correct such act or failure to act, the Employee's employment by the Company shall automatically be terminated for Cause as of the date determined in accordance with this Agreement. Anything herein to the contrary notwithstanding, if, following a termination of the Employee's employment by the Company for Cause based upon the conviction of the Employee for a felony, such conviction is overturned on appeal, the Employee shall be entitled to the payments and benefits that the Employee would have received as a result of a termination of the Employee's employment by the Company without Cause.
For the purposes of this Agreement, "Cause" means (A) the Employee is convicted of a felony involving moral turpitude or (B) the Employee, in carrying out his duties and responsibilities under this Agreement, is guilty of gross neglect or gross misconduct resulting, in either case, in material economic harm to the Company, and such conduct is not cured within thirty
(30) days of the Company providing written notice to the Employee, unless such act or failure to act either was believed by the Employee in good faith to be in the best interests of the Company or resulted from the Employee's incapacity due to physical or mental illness.
(c) Voluntary Termination.
The Employee may effect a Voluntary Termination of his employment hereunder. A Voluntary Termination shall not be deemed to be a breach of this Agreement and shall entitle the Employee to all of the rights and benefits which the Employee would be entitled in the event of a termination of his employment by the Company for Cause.
For purposes of this Agreement, a "Voluntary
Termination" shall mean a termination of employment by the Employee on his own initiative other than (i) a termination due to Disability or (ii) a termination for Good Reason (as hereinafter defined) following a Change of Control.
(d) Termination Without Cause Prior to Change of Control. Prior to a Change of Control, the Company shall be permitted to terminate the Employee's employment hereunder without Cause, and the Employee shall be permitted to terminate his employment hereunder for Good Reason (as hereinafter defined). If, prior to a Change of Control, the Company terminates the Employee's employment hereunder without Cause, other than due to death or Disability, the following shall apply:
(i) Lump Sum Payment. The Employee shall be paid a cash lump sum within thirty (30) days of the Date of Termination equal to any unpaid Base Salary through the Date of Termination.
 (ii) Non-Compete Payment. In consideration of the
Employee's covenant not to compete set forth in
Section 6 of this Agreement, the Employee shall be paid an amount equal to two times the Employee's Base Salary. Such amount shall be paid in equal twenty-four (24) monthly installments commencing as soon as practicable (but in no event later than thirty (30) days) following the Employee's Date of Termination. In the event of the Employee's death following such Date of Termination, any unpaid installments shall be paid to the Employee's estate in a single undiscounted cash lump sum. Such lump sum shall be paid as soon as practicable (but in no event later than thirty (30) days) after the Company has been notified of the Employee's death.
(iii) Benefit Continuation. For two years after the Employee's Date of Termination or such longer period as may be provided by the terms of the applicable plan or program, the Company shall continue benefits to the Employee and/or the Employee's family at least equal to those which would have been provided to them in accordance with the plans and programs described in Section
3(d) of this Agreement if the Employee's employment had not been terminated or, if more favorable to the Employee, as in effect generally at any time thereafter during the aforesaid period with respect to other senior executives of the Company and their families; provided, however, that if the Employee becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility; and for purposes of determining the eligibility of the Employee for retiree benefits pursuant to such plans and programs, the Employee shall be considered to have remained employed during the aforesaid period after the Employee's Termination and to have retired on the last day of such period. In the event that the Employee and/or the Employee's family's participation in any such plan or program is barred, the Company shall arrange to provide the Employee and/or the Employee's family with benefits substantially similar to those which the Employee and/or the Employee's family would otherwise have been entitled to receive under such plans and programs from which continued participation is barred.
(iv) Other Amounts. Any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company shall be paid or provided in accordance with the terms and provisions thereof.
(e) Termination Without Cause or Termination for Good
Reason Following a Change of Control.
Following a Change of Control, the Company shall be permitted to terminate the Employee's employment hereunder without Cause, and the Employee shall be permitted to terminate his employment for Good Reason.
If, within two (2) years following a Change of Control, the Company terminates the Employee's employment hereunder without Cause, other than due to death or Disability, or if the Employee effects a termination for Good Reason, the following shall apply:
(i) Lump Sum Payment. The Employee shall be paid a cash lump sum within thirty (30) days of the Date of Termination equal to the aggregate of:
(A) any unpaid Base Salary through the Date of Termination;
(B) an amount equal to the product of (x) the higher of the Employee's (I) Target Annual
Incentive and (II) annual incentive paid or payable under the Company's annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if such fiscal year consists of less than twelve full months or if during which the Employee was employed for less than twelve full months), (such higher amount being referred to as the "Highest Annual Incentive") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365; and
 (ii) Non-Compete Payment. In consideration of the
Employee's covenant not to compete set forth in
Section 6 of this Agreement, the Employee shall be paid an amount equal to two times the Employee's Base Salary. Such amount shall be paid in equal twenty-four (24) monthly installments commencing as soon as practicable (but in no event later than thirty (30) days) following the Employee's Date of Termination. In the event of the Employee's death following such Date of Termination, any unpaid installments shall be paid to the Employee's estate in a single undiscounted cash lump sum. Such lump sum shall be paid as soon as practicable (but in no event later than thirty (30) days) after the Company has been notified of the Employee's death.
(iii) Benefit Continuation. For two years after the Employee's Date of Termination or such longer period as may be provided by the terms of the applicable plan or program, the Company shall continue benefits to the Employee and/or the Employee's family at least equal to those which would have been provided to them in accordance with the plans and programs described in Section
3(d) of this Agreement if the Employee's employment had not been terminated or, if more favorable to the Employee, as in effect generally at any time thereafter during the aforesaid period with respect to other senior executives of the Company and their families; provided, however, that if the Employee becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility; and for purposes of determining the eligibility of the Employee for retiree benefits pursuant to such plans and programs, the Employee shall be considered to have remained employed during the aforesaid period after the Employee's Date of Termination and to have retired on the last day of such period.
(iv) Outplacement. The Company shall, at its sole expense as incurred, provide the Executive with outplacement services for twelve (12) months, the scope and provider of which shall be selected by the Employee in the Employee's sole discretion, provided that the Company's obligation with respect to such services shall not exceed fifteen percent (15%) of the Employee's Base Salary.
(v) Other Amounts. Any other compensation or benefits which may be owed or provided to or in respect of the Employee in accordance with the terms and provisions of this Agreement or any plans and programs of the Company shall be paid or provided in accordance with the terms and provisions thereof.
(f) Certain Change of Control Provisions.
(i) Definitions.
For purposes of this Agreement, "Change of Control" means:
(A) The acquisition by any individual, entity or group (within the meaning of Section
13(d)(3) or 14(d)(2) of the Securities
Exchange Act of 1934, as amended (the
"Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of twenty percent (20%) or more of either (x) the then outstanding shares of common stock of the Company (the "Outstanding Company
Common Stock") or (y) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the
"Outstanding Company Voting Securities");
provided, however, that, for purposes of this subsection (A), the following acquisitions shall not constitute a Change of Control: (I) any acquisition directly from the Company, (II) any acquisition by the Company, (III) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (IV) any acquisition by any corporation pursuant to a transaction which complies with clauses (I), (II) and (III) of subsection (C) of this Section 4(f)(i); or
(B) Individuals who, as of the date hereof, constitute the Board (the "Incumbent
Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent
Board shall be considered as though such individual were a member of the Incumbent
Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or
(C) Consummation by the Company of a
reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another corporation (a "Business
Combination"), in each case, unless,
following such Business Combination, (I) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding
Company Common Stock and Outstanding
Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business
Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and
Outstanding Company Voting Securities, as the case may be, (II) no Person (excluding any corporation resulting from such
Business Combination or any employee
benefit plan (or related trust) of the
Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, twenty percent (20%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such
Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (III) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or
(D) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.
Notwithstanding the foregoing, unless otherwise determined by the Board, no Change of Control shall be deemed to have occurred (x) if the Employee is a member of a group which first announces a proposal which, if successful, would result in a Change of Control, which proposal
(including any modifications thereof) is ultimately successful; or (y) if the Employee acquires a two percent (2%) or more equity interest in the entity which ultimately acquires the Company pursuant to the transaction described in (x).
For purposes of this Agreement, "Good Reason" means and shall be deemed to exist if, without the prior express written consent of the Employee, (A) the Employee suffers a reduction in duties, responsibilities or effective authority associated with his title and position as set forth and described in this Agreement or is assigned any duties or responsibilities inconsistent in any material respect therewith;
provided that no such reduction or assignment shall be deemed to have occurred solely as a result of the merger or sale of all or substantially all of the assets or stock (a
"disposition") of SAFCO Technologies, Inc., GAI-
Tronics Corporation or XEL Communications, Inc.
(a "named subsidiary") prior to the time that a disposition shall have occurred with respect to each such named subsidiary; (B) the Company fails to substantially perform any material term or provision of this Agreement; (C) the Employee's compensation or benefits provided for hereunder is decreased; (D) the Company's principal executive office or the Employee's office is relocated to a location more than twenty-five
(25) miles from its location on the Effective
Date; (E) the Company requires the Employee to travel on Company business to a substantially greater extent than required as of the Effective
Date; (F) the Company fails to obtain the full assumption of this Agreement by a successor entity in accordance with the Agreement; (G) the Company purports to terminate the Employee's employment for Cause and such purported termination of employment is not effected in accordance with the requirements of this Agreement. Any good faith determination of Good
Reason made by the Employee shall be conclusive, provided that a termination by the Employee for any reason during the three-month period commencing on the earlier of (i) the date as of which there shall have been distributed to the shareholders of the Company cash, securities and/or other property having an aggregate fair market value (determined separately at the time of and with respect to, each such distribution) of not less than nine times the then remaining fair market value of the Company and (ii) the second anniversary of a Change of Control shall be deemed to be a termination for Good Reason for all purposes of this Agreement. The determination of the amount of any compensation and benefits or other payments to be paid or provided to or in respect of the Employee hereunder shall be determined without regard to any reduction therein constituting Good Reason.
(ii) Deemed Date of Termination. Anything in this
Agreement to the contrary not withstanding, if a Change of Control occurs, and if the Employee's employment with the Company is terminated by the Company prior to the date on which the Change of Control occurs, and it is reasonably demonstrated by the Employee that such termination of employment (I) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (II) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement, the Employee's Date of Termination shall be deemed to have occurred following such Change of Control.
(iii) Certain Additional Payments.
(A) Anything in this Agreement to the contrary notwithstanding and except as set forth below, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Employee, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this
Section 4(f)(iii) (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Code or any interest or penalties are incurred by the Employee with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Employee shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Employee of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Employee retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.
(B) Subject to the provisions of Section
4(f)(iii)(C), all determinations required to be made under this Section, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up
Payment and the assumptions to be utilized in arriving at such determination, shall be made by a nationally recognized certified public accounting firm designated by the Employee (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Employee within fifteen (15) business days of the receipt of notice from the Employee that there has been a Payment, or such earlier time as is requested by the Company. Any Gross-Up Payment, as determined pursuant to this Section
4(f)(iii)(C), shall be paid by the Company to the Employee within five days of the receipt of the Accounting Firm's determination. All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any determination by the Accounting Firm shall be binding upon the Company and the Employee. As a result of the uncertainty in the application of
Section 4999 of the Code at the time of the initial determination by the Accounting
Firm hereunder, it is possible that
Gross-Up Payments that will not have been made by the Company should have been made
("Underpayment"), consistent with the
calculations required to be made hereunder.
In the event that the Company exhausts its remedies pursuant to Section 4(f)(iii)(C) and the Employee thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Employee.
(C) The Employee shall notify the Company in writing of any claim by the Internal
Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Employee is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The
Employee shall not pay such claim prior to the expiration of the 30-day period following the date on which the Employee gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Employee in writing prior to the expiration of such period that it desires to contest such claim, the Employee shall:
(I) give the Company any information
reasonably requested by the Company
relating to such claim,
(II) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,
(III)  cooperate with the Company in good
faith in order effectively to
contest such claim, and
(IV) permit the Company to participate
in any proceedings relating to such
claim; provided, however, that the
Company shall bear and pay directly
all costs and expenses (including
additional interest and penalties)
incurred in connection with such
contest and shall indemnify and hold
the Employee harmless, on an
after-tax basis, for any Excise Tax
or income tax (including interest
and penalties with respect thereto)
imposed as a result of such
representation and payment of costs
and expenses. Without limitation on
the foregoing provisions of this
Section, the Company shall control
all proceedings taken in connection
with such contest and, at its sole
option, may pursue or forgo any and
all administrative appeals,
proceedings, hearings and
conferences with the taxing
authority in respect of such claim
and may, at its sole option, either
direct the Employee to pay the tax
claimed and sue for a refund or
contest the claim in any permissible
manner, and the Employee agrees to
prosecute such contest to a
determination before any
administrative tribunal, in a court
of initial jurisdiction and in one
or more appellate courts, as the
Company shall determine; provided,
however, that if the Company directs
the Employee to pay such claim and
sue for a refund, the Company shall
advance the amount of such payment
to the Employee, on an interest-free
basis and shall indemnify and hold
the Employee harmless, on an
after-tax basis, from any Excise Tax
or income tax (including interest or
penalties with respect thereto)
imposed with respect to such advance
or with respect to any imputed
income with respect to such advance;
and further provided that any
extension of the statute of
limitations relating to payment of
taxes for the taxable year of the
Employee with respect to which such
contested amount is claimed to be
due is limited solely to such
contested amount. Furthermore, the
Company's control of the contest
shall be limited to issues with
respect to which a Gross-Up Payment
would be payable hereunder and the
Employee shall be entitled to settle
or contest, as the case may be, any
other issue raised by the Internal
Revenue Service or any other taxing
authority.
(D) If, after the receipt by the Employee of an amount advanced by the Company pursuant to
Section 4(f)(iii)(C), the Employee becomes entitled to receive any refund with respect to such claim, the Employee shall (subject to the Company's complying with the requirements of such Section) promptly pay to the Company the amount of such refund
(together with any interest paid or
credited thereon after taxes applicable
thereto). If, after the receipt by the
Executive of an amount advanced by the
Company pursuant to Section 4(f)(iii)(C), a determination is made that the Employee shall not be entitled to any refund with respect to such claim and the Company does not notify the Employee in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.
 (iv) Vesting of Certain Awards. Any vesting, service or performance requirements under any outstanding stock option or restricted stock awards or any other equity-based or long-term cash awards shall be deemed fully satisfied as of the Change of Control.
(v) Benefit Equalization Plan. Upon termination of the Employee's employment with the Company for whatever reason following a Change of Control, anything in this Agreement or in the Company's
Benefit Equalization Plan as in effect of the Effective Date (the "BEP") to the contrary notwithstanding, the amount of the benefit payable under the BEP to or in respect of the Employee shall be equal to the benefit payable under the BEP to or in respect of Paul H. Snyder
("Snyder") were Snyder to terminate employment with the Company on the Employee's Date of Termination.
(g) No Mitigation or Offset.
The Company agrees that, if the Employee's employment with the Company terminates, the Employee is not required to seek other employment or to attempt in any way to reduce any amounts payable to or in respect of the Employee by the Company pursuant to this Agreement. Further, the amount of any payment or benefit provided for in this Agreement shall not be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by the Employee to the Company or otherwise, except as specifically provided by Section 4(e)(iii).
(h) Notice of Termination.
(i) In General. Any termination of the Employee's employment by the Company (other than due to death) shall be communicated by a notice of termination to the other party hereto given in accordance with this Agreement (the "Notice of Termination"). The Notice of Termination shall be given (A) in the case of a termination for Cause, within ninety (90) business days after a director of the Company has actual knowledge of the events giving rise to such purported termination, (B) in the case of a termination for Good Reason, within 180 days of the Employee's having actual knowledge of the event or events constituting
Good Reason; (C) in the case of termination for Disability, not later than thirty (30) days prior to the date the Company reasonably expects the six consecutive month period referred to in
Section 4(a) to expire; and (D) in the case of Voluntary Termination, not later than thirty (30) days prior to the date of termination specified in such notice. Such notice shall (x) indicate the specific termination provision in this Agreement relied upon, (y) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Employee's employment unless the provision so indicated, as applicable, and (Z) if the Date of Termination is other than the date of actual receipt of such notice, specify the date on which the Employee's employment is to be terminated
(which date shall not be earlier than the date on which such notice is actually received).
(ii) Dispute/Extension. If within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this Section) the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be extended until the earlier of (A) the date on which the Employment Term ends or (B) the date on which the dispute is finally resolved, either by mutual written agreement of the parties or by a final judgment, order or decree of an arbitrator or a court of competent jurisdiction (which is not appealable or with respect to which the time for appeal therefrom has expired and no appeal has been perfected);
provided however, that the Date of Termination shall be extended by a notice of dispute given by the Employee only if such notice is given in good faith and the Employee pursues the resolution of such dispute with reasonable diligence. If the Date of Termination is extended in accordance with this Section, the Company shall continue to pay the Employee his full compensation and benefits in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue the Employee's participation in all employee benefit plans in which the Employee was participating and, on the same terms and conditions as, when the notice giving rise to the dispute was given, until the Date of Termination, as determined in accordance with this Section. The determination of the amount of any compensation and benefits or other payments to be paid or provided to or in respect of the Employee hereunder shall be determined without regard to any reduction therein constituting Good Reason. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.
(iii) Date of Termination. For purposes of this Agreement, "Date of Termination" means (A) in the case of a termination for which a Notice of Termination is required, the date of actual receipt of such Notice of Termination, or if later, the date specified therein, as the case may be, (B) in the case of Disability, the last day of the six month period referred to in
Section 4(a), and (C) in all other cases, the actual date on which the Employee's employment terminates during the Term of Employment.
5. Enforcement of Agreement; Defense of Actions.
If the Employee determines that it is necessary or desirable for him to retain legal counsel or incur other costs and expenses in connection with either enforcing part or all of his rights under this Agreement or defending against any allegations by the Company of breach of this Agreement by him, the Employee shall be entitled to recover from the Company, as incurred by him, reasonable attorneys' fees, costs and expenses in connection with such enforcement or defense plus in each case interest on any delayed payment at the Applicable Federal Rate provided for in Section 7872(f)(2)(A) of the Code. Such payments shall be made by the Company to the Employee promptly following submission to the Company of appropriate documentation evidencing the incurrence of such attorneys' fees, costs, and expenses. The Employee's rights to payments under this Section shall not be affected by the final outcome of any dispute with the Company; provided however, that to the extent that the court shall determine that under the circumstances recovery by the Employee of all or a part of any such fees and costs and expenses would be unjust or inappropriate, the Employee shall not be entitled to such recovery.
6. Protective Covenants.
(a) Non-Competition.
During the Employment Term and for a period of two (2) years following the Date of Termination for any reason, Employee shall not, directly or indirectly, engage or act as an executive, employee, consultant, agent or representative for any company or other entity that is engaged in the business of providing equipment and/or services with respect to access products, industrial communications and/or wireless test equipment in any geographic area in which the Company is conducting such business as of the Date of Termination; provided, however, nothing in this Agreement shall prohibit
Employee from being a stockholder in a mutual fund or a diversified investment company or a passive owner of not more than one percent (1%) of the outstanding stock of any class of a corporation that has a publicly traded class of equity securities. As consideration for the covenants contained in this Section 6(a), which are considered material to the Company, the Company agrees to pay Employee all amounts owed during his employment pursuant to this Agreement, and upon Employee's termination in the circumstances described in Section
4(d) or 4(e) of this Agreement, to pay the amounts set forth in Section 4(d)(iii) or Section 4(e)(ii) (as the case may be) of this Agreement. If the Employee is terminated for Cause or if the Employee effects a Voluntary Termination, Employee will remain subject to the covenants contained in this Section 6(a) but will not be entitled to any consideration in exchange therefor upon termination of his employment. Employee acknowledges that if his employment with the Company terminates for any reason, he can earn a livelihood without violating the foregoing restrictions and that the time period and scope of the foregoing restrictions are reasonably required for the protection of the Company's valid business interests.
(b) Non-Solicitation of Employees.
 The Employee further agrees that during the Employment
Term and for two (2) years thereafter, he shall not, in any manner, directly or indirectly induce or attempt to induce any employee of the Company to terminate or abandon his or her employment for any purpose whatsoever.

(c) Non-Disclosure.
As used herein, "Confidential Information" means all technical and business information of the Company and its affiliated companies, whether protectable or not, which is of a confidential, trade secret and/or proprietary character and which is either developed by the Employee (alone or with others) or to which the Employee has had access during the Employee's employment.
The Employee shall use the Employee's best efforts and diligence both during and after employment by the Company to protect the confidential, trade secret and/or proprietary character of all Confidential
Information. The Employee shall not, directly or indirectly, use (for the Employee or another) or disclose any Confidential Information, for so long as it shall remain proprietary or able to be protected as confidential or trade secret information, except as may be necessary for the performance of the Employee's duties with the Company.
The Employee shall deliver promptly to the Company, at the termination of the Employee's employment, or at any other time at the Company's request, without retaining any copies, all documents and other material in the Employee's possession relating, directly or indirectly, to any Confidential Information.
Each of the Employee's obligations in this Section 6(c) shall also apply to the confidential, trade secret and proprietary information learned or acquired by the Employee during the Employee's employment from others with whom the Company or any affiliated company has a business relationship.
The Employee understands that the Employee is not to disclose to the Company or any affiliated company, or use for its benefit, any of the confidential, trade secret or proprietary information of others.
(d) False, Defamatory or Disparaging Statements.
The Employee agrees that, while he is employed by the Company, and after his Date of Termination, he shall not make any false, defamatory or disparaging statements about the Company, or the officers or directors of the Company, that are reasonably likely to cause material damage to the Company or the officers or directors of the Company. While the Employee is employed by the Company, and after his Date of Termination, the Company agrees that neither the officers nor the directors of the Company shall make any false, defamatory or disparaging statements about the Employee that are reasonably likely to cause material damage to the Employee.
(e) Injunctions to Prevent Breaches of Protective
Covenants.
The parties hereto agree that the Company would be damaged irreparably in the event of any provision of subsections (a), (b), (c) or (d) of this Section 6 were not performed by the Employee in accordance with their respective terms or were otherwise breached and that money damages would be an inadequate remedy for any such nonperformance or breach. Therefore, the Company or its successors or assigns shall be entitled, in addition to any other rights and remedies existing in their favor to an injunction or injunctions to prevent any breach or threatened breach of any such provisions and to enforce such provisions specifically (without posting a bond or other security). The parties hereto agree that the Employee would be damaged irreparably in the event that any provision of Section 6(d) were not performed by the Company in accordance with its terms or were otherwise breached and that money damages would be an inadequate remedy for any such nonperformance or breach. Therefore, the Employee shall be entitled, in addition to any other rights and remedies existing in his favor, to an injunction or injunctions to prevent any breach or threatened breach of any such provisions and to enforce such provision specifically (without posting a bond or other security).


7. Miscellaneous.
(a) Applicable Law.
This Agreement shall be governed by and construed in
accordance with the laws of the Commonwealth of
Pennsylvania, applied without reference to principles
of conflict of laws.
(b) Amendments.
This Agreement may not be amended or modified otherwise
than by a written agreement executed by the parties
hereto or their respective successors and legal
representatives.
(c) Notices.
All notices and other communications hereunder shall be
in writing and shall be given by hand delivery to the
other party or by registered or certified mail, return
receipt requested, postage prepaid, addressed as
follows:
If to the Company:
Salient 3 Communications, Inc.
P.O. Box 1498
Reading, PA  19603

Attention:  Senior Vice President and General
Counsel
If to the Employee:
 Thomas F. Hafer
[ADDRESS]
or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.


(d) Withholding.
 The Company may withhold from any amounts payable under
this Agreement such federal, state, local or other
taxes as shall be required to be withheld pursuant to
any applicable law or regulation.
(e) Severability.
 The invalidity or unenforceability of any provision of
this Agreement shall not affect the validity or
enforceability of any other provision of this
Agreement.
(f) Captions.
 The captions of this Agreement are not part of the
provisions hereof and shall have no force or effect.
(g) Beneficiaries/References.
The Employee may select a beneficiary or beneficiaries
to receive any compensation or benefit payable
hereunder following the Employee's death and may change
such election, in either case by giving the Company
written notice thereof. In the event of the Employee's
death or a judicial determination of his incompetence,
reference in this Agreement to the Employee shall be
deemed, where appropriate, to refer to other
beneficiary(ies), his estate or his legal
representative(s).
(h) Entire Agreement.
This Agreement will contain the entire agreement
between the parties concerning the subject matter
hereof and will supersede all prior agreements,
understandings, discussions, negotiations and
undertakings, whether written or oral, between the
parties with respect to the subject matter hereof,.
However, nothing in this Agreement shall adversely
affect the Employee's rights to benefits accrued prior
to the Effective Date, and, except as contemplated
hereby, the Employee's rights with respect to stock
options and restricted stock granted prior to the
Effective Date shall be governed by the respective
stock options and restricted stock agreements relating
thereto.
 (i) Representation.
 The Company represents and warrants that it is fully
authorized and empowered to enter into this Agreement
and that the performance of its obligations under this
Agreement will not violate any agreement between the
Company and any other person, firm or organization or
any applicable laws or regulations.
(j) Survivorship.
 The respective rights and obligations of the parties
hereunder shall survive any termination of this
Agreement or the Employee's employment hereunder to the
extent necessary to the intended preservation of such
rights and obligations.
(k) Successors.
(i) The Employee. This Agreement is personal to the
Employee and, shall not be assignable by the
Employee, except that the Employee's rights to
receive any compensation or benefits under this
Agreement may be transferred or disposed of
pursuant to testamentary disposition, intestate
succession or pursuant to a domestic relations
order of a court of competent jurisdiction. This
Agreement shall inure to the benefit of and be
enforceable by the Employee's heirs,
beneficiaries and/or legal representatives.
(ii) The Company. This Agreement shall inure to the
benefit of and be binding upon the Company and
its successors and assigns. The Company shall
require any successor to all or substantially all
of the business and/or assets of the Company,
whether direct or indirect, by purchase, merger,
consolidation, acquisition of stock, or
otherwise, by an agreement in form and substance
satisfactory to the Employee, expressly to assume
and agree to perform this Agreement in the same
manner and to the same extent as the
Company would be required to perform if no such
succession had taken place.
IN WITNESS WHEREOF, the parties have executed this Agreement on the date set forth opposite their signatures herein below.
Salient 3 Communications, Inc.
DATED: ____________________ By: _________________________________
 Its: _________________________________
         Title

DATED: ____________________  _________________________________
                             Thomas F. Hafer