Form 10-Q
period 2000-09-29
SALIENT 3 COMMUNICATIONS INC
filed 2000-11-13
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D. C. - 20549
           _________________________
                   FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 29, 2000

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

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

                 (610) 856-5500
________________________________________________________________________________
(Registrant's telephone number, including area code)
           _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  X          No ____

                                                      Class A        Class B
                                                      -------        -------
Number of shares of each class of
common stock outstanding as of
September 29, 2000 (excluding 2,770,476
Class A treasury shares):                            5,839,816       375,008
                                                     ---------       -------






SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
                     INDEX

Part I.  Financial Information

Item 1.

 Statement of Net Assets in Liquidation (Liquidation Basis)at
  September 29, 2000 (unaudited)

 Statement of Changes in Net Assets in Liquidation
  (Liquidation Basis)for the three and six months ended
  September 29, 2000 (unaudited)

 Consolidated Condensed Balance Sheet (Going-Concern
  Basis) at December 31, 1999

 Consolidated Condensed Statements of Operations (Going-
  Concern Basis)for the three month periods ended
  March 31, 2000 and April 2, 1999 (unaudited)

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

 Quantitative and Qualitative Disclosures About Market Risk


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures



Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Statement of Net Assets in Liquidation (Liquidation Basis)
 September 29, 2000
 (Unaudited)
 (000's except for share and per share information)
                                                                 September 29,
                                                                     2000
                                                                 -------------
 ASSETS

 Cash and cash equivalents                                     $    38,438

 Investments in liquidation                                         25,001

 Other assets                                                        4,990
                                                                    ------
         Total Assets                                               68,429
                                                                    ------



 LIABILITIES

 Accrued and other liabilities                                 $    27,791

 Income taxes                                                       19,800
                                                                    ------
         Total Liabilities                                          47,591
                                                                    ------

         Net assets in liquidation                             $    20,838
                                                                    ======

         Number of common shares outstanding                     6,214,824
                                                                 =========

         Net assets in liquidation per outstanding share       $      3.35
                                                                      ====



 The accompanying notes are an integral part of this financial statement.


Salient 3 Communications, Inc.
Statement Of Changes In Net Assets In Liquidation (Liquidation Basis) Three and Six Months Ended September 29, 2000
(Unaudited)
(000's)


                                                  Three Months     Six Months
                                                      Ended          Ended
                                                  Sept. 29, 2000 Sept. 29, 2000
                                                  -------------- --------------

Net assets in liquidation, beginning of period     $    94,144    $     93,985
                                                        ------          ------
Changes in estimated liquidation values
  of assets and liabilities:
  Investments in subsidiaries                             (823)         (1,758)
  Other assets                                             496           2,716
  Accrued and other liabilities                          1,641             515
  Income taxes                                             (38)            (38)
                                                        ------          ------
  Net changes in estimated liquidation values            1,276           1,435
                                                        ------          ------

Liquidating distribution to stockholders               (74,582)        (74,582)

                                                        ------          ------
Net assets in liquidation, end of period           $    20,838    $     20,838
                                                        ======          ======

Supplemental Cash Information:
Changes in cash and cash equivalents
  Exercise of stock options                        $       588    $        588
  Net proceeds from sales of subsidiaries              136,835         136,835
  Cash receipts for other assets                         3,511           4,602
  Payment of outstanding debt,
   including accrued interest                          (18,791)        (18,861)
  Payment of accrued liabilities                        (7,158)         (8,042)
  Payment of income taxes                               (2,238)         (2,238)
  Liquidating distribution to stockholders             (74,582)        (74,582)
                                                        ------          ------
Net changes in cash and cash equivalents           $    38,165    $     38,302
                                                        ======          ======


 The accompanying notes are an integral part of this financial statement.


 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Balance Sheet (Going-Concern Basis)
 December 31, 1999
 (000's)
                                                                 December 31,
                                                                    1999
                                                                 ------------
 ASSETS

 Current assets:
 Cash and cash equivalents                                     $    1,687
 Accounts receivable, net of allowance
    for doubtful accounts of $1,556                                27,239
 Inventories                                                       17,425
 Deferred income taxes                                              4,940
 Other current assets                                               7,302
                                                                   ------
         Total current assets                                      58,593
                                                                   ------

 Property, plant and equipment, at cost                            42,777
 Less accumulated depreciation and
   amortization                                                    24,973
                                                                   ------
                                                                   17,804
                                                                   ------

 Deferred income taxes                                              6,470
 Other assets                                                       2,850
 Software development costs                                         4,068
 Goodwill                                                          34,762
                                                                  -------
         Total Assets                                          $  124,547
                                                                  =======

 LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
 Notes payable                                                 $      202
 Accounts payable                                                   9,946
 Salaries and wages                                                 1,428
 Income taxes, currently payable                                      406
 Deferred revenue                                                   2,164
 Other accrued liabilities                                         10,446
                                                                   ------
         Total current liabilities                                 24,592
                                                                   ------

 Long-term debt                                                    13,647
 Other long-term liabilities                                        6,990

 Stockholders' equity:
 Common stock                                                       8,985
 Capital in excess of par value                                    36,974
 Warrants outstanding                                               1,755
 Retained earnings                                                 74,178
 Foreign currency translation adjustment                              (14)
 Deferred compensation-restricted stock                            (1,420)
 Treasury stock                                                   (41,140)
                                                                   ------
                                                                   79,318
                                                                  -------
         Total Liabilities and Stockholders' Equity            $  124,547
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


 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statements of Cash Flows (Going-Concern Basis)
 (Unaudited)                                                 Three Months Ended
 (000's)                                                     ------------------
                                                             March 31,  April 2,
                                                               2000       1999
                                                             ---------  --------
 Cash flows from operating activities:

 Net income (loss)                                           $(1,348)    $   68
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                             2,026      1,585
     Reserve provisions                                          711        120
     Deferred income tax provision (benefit)                     -          300
     Changes in current assets and current liabilities
     net of effects from acquisition:
      Accounts receivable and unbilled revenue                 3,696      5,321
      Inventories                                             (1,196)      (607)
      Other current assets                                      (843)      (434)
      Accounts payable and salaries and wages                 (2,142)       493
      Other accrued liabilities                                 (572)    (2,799)
      Income taxes, currently payable                            (89)       158
     Other, net                                                   47         48
                                                               -----      -----
  Net cash provided by operating activities                      290      4,253
                                                               -----      -----
 Cash flows from investing activities:

 Payments for acquisition, net of cash acquired                 (351)    (3,967)
 Payments for property, plant and equipment                     (601)      (859)
 Software development costs                                   (1,475)      (563)
                                                               -----      -----
  Net cash used for investing activities                      (2,427)    (5,389)
                                                               -----      -----
 Cash flows from financing activities:

 Payments of long-term debt                                     (183)       (86)
 Borrowings under note payable                                 2,995        230
 Issuance of treasury stock in connection
   with stock purchase plan                                       32        100
 Payments to acquire treasury stock                             (103)      (219)
 Other, net                                                     (260)      (194)
                                                               -----      -----
  Net cash provided by (used for) financing activities         2,481       (169)
                                                               -----      -----

 Net increase (decrease) in cash and cash equivalents            344     (1,305)

 Cash and cash equivalents at beginning of period              1,687      2,582
                                                               -----      -----
 Cash and cash equivalents at end of period                  $ 2,031     $1,277
                                                               =====      =====
 Supplemental cash flow disclosures:

 Interest paid                                               $   321     $  209
                                                                 ===        ===
 Income taxes paid, net of refunds received                  $   150     $  (96)
                                                                 ===        ===


 The accompanying notes are an integral part of the financial statements.



SALIENT 3 COMMUNICATIONS, INC AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2000
(UNAUDITED)
(000's except for share and per share information)

LIQUIDATION BASIS STATEMENTS

1.	PLAN OF DISSOLUTION AND LIQUIDATION

On April 17, 2000, the Board of Directors of Salient 3 Communications, Inc. (the Company) adopted a Plan of Dissolution and Liquidation (the Plan). Under the Plan, the Company will be liquidated by (i) the sale of its non-cash assets,
(ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro rata distribution of assets, primarily cash, to the shareholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the shareholders. The Plan was approved by shareholders on July 21, 2000.

Prior to June 30, 2000, seven shareholders, who together control more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan. As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets, (ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions. The initial liquidating distribution of $12.00 per share was paid on September 8, 2000.

The valuations presented in the Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the provisions of the Plan based on the assumptions set forth in the accompanying notes. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Accordingly, it is not possible to predict with certainty the aggregate net values ultimately distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Class A common stock has generally traded or is expected to trade in the future.

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

These valuations may not be reflective of actual amounts obtained when and if the investments are sold. Because of the inherent uncertainty in closing potential sale contracts, the amounts shown may materially differ from actual amounts which may be received in the future. Additionally, the Company is providing certain indemnifications to buyers under the representations and warranties sections of the purchase agreements. It is not possible to predict what claims could possibly be asserted by buyers or what values those potential claims could have. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying the buyers.

On July 25, 2000, the Company completed the sale of SAFCO Technologies, Inc. to Agilent Technologies, Inc. for $120,000 in cash, subject to certain closing balance sheet adjustments. Those adjustments increased the purchase price by $1,426 and are reflected in the net assets in liquidation as of September
29, 2000. $11,000 of the purchase price has been placed into escrow for certain expenses and possible indemnification claims. On July 26, 2000, the Company completed the sale of GAI-Tronics Corporation to Hubbell Incorporated for cash of $40,000, subject to certain closing balance sheet adjustments. Those adjustments and certain employee-related expenses reduced the proceeds by $3,754 and are reflected in the net assets in liquidation as of September 29, 2000. Investments in liquidation include the estimated net realizable values resulting from final adjustment of the sale prices for these subsidiaries and the estimated value of XEL Communications, Inc., including its building.

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

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain unasserted claims under warranties provided by the Company at September 29, 2000. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sale and carry out the Plan and legal and accounting fees expected to be incurred during the period of liquidation. Other liabilities include estimated future distributions to holders of limited stock appreciation rights.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.

5.	ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION BASIS OF ACCOUNTING

Stockholders' equity, March 31, 2000 (Going-Concern Basis)    $ 77,882
                                                                ------

To increase investments to estimated net realizable values      79,080
To increase estimated income taxes                             (34,424)
To increase liabilities to anticipated settlement amounts      (28,452)
To adjust other assets                                            (101)
                                                                ------
Total adjustments                                               16,103
                                                                ------

Net assets in liquidation, March 31, 2000 (Liquidation Basis) $ 93,985
                                                                ======

The increase in liabilities includes estimates of costs to be incurred in carrying out the Plan and provisions for known liabilities, including Limited Stock Appreciation Rights (Note 6). The estimated costs include legal and accounting fees and salaries and related expenses of officers and employees who will be assigned to complete the liquidation and dissolution.

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

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to shareholders upon liquidation and the per share exercise price applicable to each converted option or warrant. At June 30, 2000, there were options and warrants outstanding for the purchase of 1,879,033 shares of the Company's common stock. Options to purchase 76,190 shares were exercised in August, 2000. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000. The estimated remaining liability for settlement of the LSAR's at September 29, 2000 is $3,066 and is included in accrued liabilities in the statement of net assets in liquidation.

7.	LINES OF CREDIT AND OTHER LONG TERM BORROWINGS

Under terms of a 1999 loan agreement with First Union National Bank, the Company had a working capital line of credit of $12,000 and an acquisition line of credit of $6,000. On June 30, 2000, the working capital line was reduced to $10,000 and its availability was extended to September 30, 2000. The agreement required the Company to pay a commitment fee of one-quarter of one percent on the unused portion of the lines. The loan agreement contained a number of financial and other covenants, the most restrictive of which prescribed a limited ratio of funded debt to earnings before interest and taxes.

The acquisition line of credit expired on June 30, 2000 and the outstanding balance of $3,267 was converted to a term loan. Monthly repayments of $58 plus interest began in March 2000.

Interest charges were based, at the Company's option, on the bank's prime rate or a function of LIBOR. The loan was collateralized by substantially all of the Company's tangible and intangible assets.

As a result of the completion of the sales of SAFCO Technologies, Inc. and GAI-Tronics Corporation discussed above, the working capital and acquisition lines of credit were repaid on July 27, 2000 and subsequently cancelled. In addition, a note payable of $10,000 was repaid with the proceeds of these sales.

8.	CONTINGENCIES

The Company has received notice of a complaint filed in Delaware Chancery Court on August 29, 2000, by a group of former employees and current Class A shareholders, challenging the compensation packages granted by the Company to its senior management in connection with the dissolution of the Company. The Company intends to vigorously defend against the complaint and believes that the Company's Board acted appropriately and within its discretion in structuring the benefits provided to management.

GOING-CONCERN BASIS STATEMENTS

9.	GENERAL

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

10.	EARNINGS PER SHARE

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

11.	SPECIAL ADJUSTMENTS

In connection with the Company's actions to sell its subsidiaries, various members of management and key employees have been offered incentives to continue employment through the completion of the sale process. Portions of these incentives are guaranteed to the employees subject to continued employment through December 15, 2000, and the cost will be recognized over the related service period. Other incentives, including sale bonuses and severance, are dependent on completion of sale transactions and will be recognized if and when there is a triggering event.

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

12.	INVENTORIES

The components of inventories as of December 31, 1999 were as follows:

Raw material and components     $ 9,760
Work in process                   2,995
Finished goods                    6,430
Reserves                         (1,760)
                                 ------
                                $17,425
                                 ======

13.	OTHER ACCRUED LIABILITIES

Other accrued liabilities included an accrual for workers' compensation of $1,187 and current maturities of long-term debt of $1,115 at December 31, 1999.

14.	SOFTWARE DEVELOPMENT COSTS

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

15.	ACQUISITIONS

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

16.	SEGMENT INFORMATION

The Company had three reportable segments: Industrial, Access Products and Wireless. The Industrial Segment developed, assembled and marketed communication systems for industrial operations. Industrial communication products are designed to operate under extraordinary plant conditions and provide emergency notification. In addition, the segment includes land mobile radio communications devices. The Access Products Segment designs and markets voice and data transmission system products. The access products provide access to telecommunications services and automated monitoring and maintenance of telecommunications network performance. The Wireless Segment's products and services focused on the measurement and analysis of signal strength, data communications and radio frequency transmitted between the wireless phone and cellsites. The Wireless Segment also provided radio frequency engineering design services.

Each reportable segment operated as a separate, standalone business unit with its own management.

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
	Segment Profit (Loss)
        ---------------------
	Industrial                        (24)       2,213
	Access Products                  (612)         (18)
	Wireless                          214         (652)

	General interest expense         (294)        (222)
	General corporate expenses     (1,043)        (941)
	Goodwill amortization            (507)        (377)
	Interest income and other          91           94
                                     --------     --------
	Pre-tax income (loss)        $ (2,175)     $    97
     ======================================================


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

The Company is a Delaware corporation and Delaware law requires that the Company stay in existence as a non-operating entity for three years from August 11, 2000, the date the Company filed a certificate of dissolution in Delaware.

Prior to June 30, 2000, seven shareholders, who together control more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan. As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

On July 25, 2000, the Company completed the sale of SAFCO Technologies, Inc. to Agilent Technologies, Inc. for $120,000 in cash, subject to certain closing balance sheet adjustments. Those adjustments increased the purchase price by $1,426 and are reflected in the net assets in liquidation as of September 29, 2000. $11,000 of the purchase price has been placed into escrow for certain expenses and possible indemnification claims. On July 26, 2000, the Company completed the sale of GAI-Tronics Corporation to Hubbell Incorporated for cash of $40,000, subject to certain closing balance sheet adjustments. Those adjustments and certain employee-related expenses reduced the proceeds by $3,754 and are reflected in the net assets in liquidation as of September 29, 2000.

Liquidity and Capital Resources

On September 29, 2000, the Company had cash and cash equivalents of $38,438. The future cash needs of the Company will be dependent on the implementation of the Plan. Available cash and cash equivalents are expected to provide adequate working capital until the sale of the remaining operating subsidiary is completed.

Pursuant to the Plan, after payment or provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales, together with other available cash, will be distributed from time to time pro rata to the holders of the common stock. The record dates with respect to each distribution will be selected by the Board of Directors. The initial liquidating distribution of $12.00 per share was paid on September 8, 2000.

The Company believes that its cash and cash equivalents will be sufficient to fund its working capital requirements through the completion of the Plan. The Company also expects to be able to meet the working capital requirements of its remaining operating subsidiary prior to the sale of the subsidiary.

Under the terms of a loan agreement, the Company had a maximum working capital line of credit of $10,000 as of June 30, 2000 with First Union National Bank. An acquisition line of credit expired June 30, 2000 and the outstanding balance of $3,267 was converted to a term loan. In conjunction with the completion of the sales of SAFCO Technologies, Inc. and GAI-Tronics Corporation, the working capital line of credit borrowings and the acquisition term loan were repaid on July 27, 2000 and subsequently cancelled. In addition, a note payable of $10,000 was repaid with the proceeds of the sales.

The Company estimates that its total capital expenditures in 2000, excluding acquisitions and assuming its operating businesses would be owned for the entire year, would be approximately $3,300. No restrictions on cash transfers between the Company and its subsidiaries exist.

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

Other

In April 2000, the Board authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. These rights will entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. The estimated liability for settlement of the limited stock appreciation rights prior to the initial liquidating distribution was $4,932.

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

Continued improvement in operations of the Company's Access Products business is dependent upon successful release of a new product for the access market, which the Company began selling in the second quarter of 2000. Continued lack of demand for the analog products within the Access Products Segment could depress results; however, the Company is continuing the process of entering into new technology partnerships, which are expected to offset declining analog product sales.

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

Statements made in this Form 10Q which are historical, including statements regarding the timing and outcome of the sale of the Company's assets, its dissolution and liquidation and the expected distribution therefrom, are forward-looking statements and as such are subject to a number of risks and there can be no assurance that the expectations or results reflected in those statements will be realized or achieved. Such risks include, without limitation, purchase price adjustments and post-closing indemnification obligations. Please see the Company's 1999 Form 10K (and other reports filed pursuant to the Securities Exchange Act of 1934) for additional disclosure regarding such risk factors.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


The Company had no financial instruments with market risk exposure at September 29, 2000.


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on July 21, 2000, the shareholders approved the sales of GAI-Tronics Corporation and SAFCO Technologies, Inc., approved the plan of liquidation and dissolution, approved the special incentive plan, elected three directors and approved the retention of the current independent auditors.

The results of the voting were as follows:

For Director                      Granted       Withheld

Timothy S. Cobb                    418,727       38,597
Robert E. LaBlanc                  419,727       37,597
Dennis F. Strigl                   419,727       37,597

                                                                        BROKER
Other proposals                     FOR          AGAINST     ABSTAIN  NON-VOTES

Approval of the sale of
   GAI-Tronics Corporation         447,060        9,542       3,161          -

Approval of the sale of
   SAFCO Technologies, Inc.        449,721        9,542         500          -

Approval of the plan of
   liquidation and dissolution     447,059       12,704         -            -

Approval of the special
   incentive plan                  384,882       57,990      16,891          -

Ratification of appointment
   of Arthur Andersen LLP
   as independent auditors         452,619        4,014       3,130          -


Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	None

(b)	Reports on Form 8-K

(1)	The registrant filed Form 8-K on August 1, 2000 which announced the completion of the sales of both SAFCO Technologies, Inc. and GAI-Tronics Corporation and the shareholders approval of the Plan of Dissolution and Liquidation of the Company.

(2)	The registrant filed Form 8-K on August 15, 2000 which announced the declaration of the initial liquidating distribution.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					Salient 3 Communications, Inc.

					/s/Paul H. Snyder
					Paul H. Snyder
					Senior Vice President and
					Chief Financial Officer

Date:  November 13, 2000