Form 10-K
period 2000-12-29
SALIENT 3 COMMUNICATIONS INC
filed 2001-03-29
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549
                                __________
                                FORM 10-K
                                (Mark One)

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the Fiscal Year Ended   December 29, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Class B (voting) common stock held by non-affiliates computed by reference to the closing sale price for the registrant's Class A (non-voting) common stock at February 23, 2001, as reported by the Nasdaq Stock Market, was $464,000.

                                           Class A        Class B
                                           -------        -------
Number of shares of each class
of common stock outstanding as
of February 23, 2001 (excluding
2,770,476 treasury shares):             5,939,993         274,831

PART I
ITEM 1.	BUSINESS.

Throughout Item 1 through Item 9 of this Form 10-K, dollar amounts are reported in thousands, except for per share amounts.

In October 1999, Salient 3 Communications, Inc. (the Company) announced that its Board of Directors had retained Robert W. Baird & Co. (Baird) to assist in evaluating and pursuing various strategic alternatives intended to enhance stockholder value. After extensive exploration and evaluation of various strategic alternatives, the board concluded that the dissolution and liquidation of the Company would enhance stockholder value and was in the best interests of the stockholders.

Prior to this decision, the Company was a leading telecommunications equipment and services company with subsidiaries that supported public, private and wireless network operators. The Company manufactured and provided telecommunications equipment and services to the industrial, access products and wireless communications markets. The Company's primary subsidiaries consisted of GAI-Tronics Corporation (GTC) - Industrial Segment, XEL Communications, Inc. (XEL) - Access
Products Segment, and SAFCO Technologies, Inc. (SAFCO) - Wireless
Segment.

The Company was organized as a holding company in 1984. Prior to forming the holding company, the Company was an operating company and owner of several subsidiaries. The Company was originally organized in 1942 under its prior name, Gilbert Associates, Inc. The holding company structure separated the administrative and financing activities of the Company from the activities of its operating subsidiaries.

CORPORATE DEVELOPMENTS

On April 17, 2000, the Board of Directors of the Company adopted a
Plan of Dissolution and Liquidation (the Plan).  Under the Plan, the
Company will be liquidated by (1) the sale of its non-cash assets, (2) the payment of or providing for all of its claims, obligations and expenses,
(3) the pro rata distribution of assets, primarily cash, to the stockholders, and (4) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders. The Plan was approved by stockholders on July 21, 2000.

Prior to June 30, 2000, seven stockholders, who together control more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan and in favor of the sales of SAFCO and GTC. As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

In July 2000, the Company closed the sales of SAFCO and GTC.  In
December 2000, the Company closed the sale of XEL. Details of these sale transactions are included in the discussions of the industry segments below.

On August 11, 2000, the Company filed a Certificate of Dissolution with the State of Delaware. Under Delaware law, the Company will continue to exist for a period of three years for the purpose of winding up its affairs. The Board of Directors and officers of the Company will continue to oversee the liquidation and dissolution.

On September 8, 2000, the Company paid an initial liquidating distribution of $12 per share to holders of Class A (non-voting) and Class B (voting) common stock. The Board of Directors will determine the timing and amount of all future distributions made to stockholders.

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to August 25, 2000, the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000.

INDUSTRIAL SEGMENT

GTC, based in Reading, Pennsylvania, is principally engaged in the development, assembly and marketing of communications systems for industrial operations. In serving such customers, GTC provides custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres. GTC also designs emergency notification systems and land mobile communications systems. GAI-Tronics Limited, a wholly-owned subsidiary based in Burton Upon Trent, England, is a designer, manufacturer and marketer of ruggedized communications systems for the mining, energy and transportation industries, and specialized communications and integrated entertainment systems. Irmel, a wholly-owned subsidiary acquired in November 1999, is based in Milan, Italy and designs and assembles public address and closed circuit television systems.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated for cash of $36,246, after consideration of certain closing balance sheet adjustments and employee-related expenses. This sale terminated all operations of the Company in the Industrial Segment.


ACCESS PRODUCTS SEGMENT

XEL, based in Aurora, Colorado, designs and sells transmission products to the access products market. XEL's products are used by its customers in the telecommunications network to provide customer access for voice and data services. XEL has entered into new technology partnerships to broaden its product offerings to include technology to provide high speed transmission. XEL completed development of its own new product for the access market in the second quarter of 2000.

On December 29, 2000, the Company completed the sale of XEL to a company controlled by XEL's president, James S. Kennedy, for $4,900 in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. If XEL is resold to another party within 24 months, the Company would receive full payment on the note and 70% of all proceeds in excess of $5,000. If XEL is resold after 24 months but within 36 months, the Company would receive 50% of all proceeds over $5,000. If there is a default in payment of principal or interest on the promissory note, the Company has the right to retake control of XEL. This sale terminated all operations of the Company in the Access Products Segment.

The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is independently attempting to sell this building to unrelated third parties.


WIRELESS SEGMENT

SAFCO, based in Chicago, Illinois, provides products and services which focus on measurement, analysis and predictive tools and engineering and technical services used by the wireless communication industry. The TEC Cellular division, based in Melbourne, Florida, provides radio frequency engineering consulting services and software applications to the wireless industry.

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which has been placed into escrow for certain expenses and possible indemnification claims. On August 29, 2001, the Company will be entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before that date. This sale terminated all operations of the Company in the Wireless Segment.


DISSOLUTION AND LIQUIDATION PROCESS

After approval of the Plan and filing of the Certificate of Dissolution, the Company ceased to exist for the purpose of continuing business operations, but will continue for a period of three years, under Delaware law, for the purpose of winding up its affairs. The Board of Directors and officers of the Company will continue to oversee the liquidation and dissolution. During this period the Company will: (1) convert to cash as much of its non-cash assets as possible, (2) pay or make provision for the payment of all of its expenses and liabilities, (3) distribute its remaining assets, which should be primarily cash, to its stockholders, and (4) if required, transfer any remaining assets and obligations to a liquidating trust established for the benefit of stockholders.

As discussed in each industry segment, all of the operating businesses were sold during 2000. The remaining non-cash assets consist primarily of notes receivable from sales of the operating businesses, sale proceeds held in escrow, the land and building occupied by XEL and land near Reading, Pennsylvania.

Claims, liabilities and expenses, including operating costs, salaries, income taxes, payroll and local taxes and miscellaneous office expenses will continue to be incurred during the liquidation period. These liabilities and expenses will reduce the assets available for ultimate distribution to the stockholders.

Before making distributions to stockholders, the Board of Directors is required by Delaware law to first make adequate provision for the payment, satisfaction and discharge of all the Company's obligations.
Such obligations include (1) all claims and obligations, including all contingent, conditional or unmatured contractual claims known to the Company, (2) any claim against the Company which is the subject of a pending action, suit or proceeding to which the Company is a party, and
(3) claims that have not been made known to the Company or that have not arisen, but that are likely to arise or become known based on facts known to the Company. The Company will reserve assets in a contingency reserve deemed by management and the Board of Directors to be adequate to provide for such liabilities and obligations when due. After considering these factors, the Board of Directors will determine the timing and amount of all future distributions made to stockholders.

The valuation of assets and liabilities in liquidation necessarily requires many estimates and assumptions and there are substantial risks and uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (1) the actual cash proceeds from the sale of the Company's subsidiaries and other assets, (2) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (3) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (4) the actual timing of distributions. Accordingly, it is not possible to predict with certainty the aggregate net values ultimately distributable to stockholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Class A common stock has generally traded or is expected to trade in the future.

If all of the Company's assets are not distributed within three years after filing the certificate of dissolution, the remaining assets, subject to the claims of creditors, will be transferred to a liquidating trust established for the benefit of stockholders. The Board of Directors is authorized to appoint trustees of the liquidating trust. Property transferred into a liquidating trust will thereafter be sold, used to pay creditors' claims or distributed to stockholders, as determined by the trustees.


ITEM 2.	PROPERTIES

The physical properties owned and leased by the Company consist primarily of office and manufacturing space, land and furniture and equipment.

The Company owns the office and manufacturing facility used by XEL and located in Aurora, Colorado. The entire facility is approximately 112,000 square feet. All of XEL's warehouse functions, warranty and service functions and executive and administrative functions are located there. The Company is attempting to sell this facility and XEL will find other suitable space for its business operations.

The Company owns approximately 104 acres of undeveloped land near
Reading, Pennsylvania. It consists of two parcels which are under option to a developer who owns adjacent property. The options expire in September 2002.

The Company owns office furniture and equipment which it uses to carry out the Plan. The Company also leases office space and certain office equipment, for terms of three years or less.


ITEM 3.	LEGAL PROCEEDINGS

The Company has received notice of a complaint filed in Delaware
Chancery Court on August 29, 2000, and amended on February 26, 2001, by a group of former employees and current Class A stockholders, challenging the compensation packages granted by the Company to its senior management in connection with the dissolution of the Company.
The Company is vigorously defending against the complaint and believes that the Board of Directors acted appropriately and within its discretion in structuring the benefits provided to management.

The Company is involved in various disputes arising in the ordinary course of business which have resulted in pending litigation. In the opinion of management of the Company, none of these matters will materially affect the Company's net assets in liquidation.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT.

The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the Company are as follows:

Name                       Position and Previous Experience                  Age
----                       --------------------------------                  ---
Timothy S. Cobb    Mr. Cobb has been Chairman of the Board of Directors      59
                   since July 1995. He has been Chief Executive Officer since March 1994 and President and Chief Operating Officer since October 1993.
                   Mr. Cobb served as President of Gilbert/
                   Commonwealth, Inc. (former subsidiary of
                   Company) from January 1991 to September
                   1993.  He served as President of GTC
                   (former subsidiary of Company) from October 1988 to December 1990. Upon joining the Company, Mr. Cobb had 21 years experience in the telecommunications industry, culminating with his being President of the major systems subsidiary of Ameritech in Chicago, Illinois. He is a director of Central Vermont Public Service Corporation.

Paul H. Snyder     Mr. Snyder has been Senior Vice President and             53
                   Chief Financial Officer since February 1997 and Vice
                   President and Chief Financial Officer from August 1995 to January 1997. From August 1994 to July 1995,
                   Mr. Snyder was Vice President and Chief Financial Officer of The Dreyfus Corporation, a subsidiary of Mellon Bank
                   Corporation.  From 1988 through 1994, he was
                   Senior Vice President and Chief Financial Officer of
                   Mellon PSFS, Mellon Bank Corporation's affiliate in Philadelphia, Pennsylvania. Mr. Snyder became Senior Vice
                   President and Chief Financial Officer of DecisionOne
                   Corporation, a provider of multivendor computer maintenance services, in February 2001.

Thomas F. Hafer    Mr. Hafer has been Senior Vice President since February   52
                   1997 and Vice President from September 1995 to January
                   1997.  He has served as General Counsel and Corporate
                   Secretary since February 1994.  Mr. Hafer was
                   President of Green Hills Management Co. (former division of
                   Company) from September 1993 to July 1997.

None of the above officers has a family relationship with another such officer. None of the officers was selected as a result of any arrangement or understanding with any other person other than directors of the Company acting solely in their capacities as such.

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SECURITY HOLDER MATTERS.

The Company's Class A common stock is traded on the Nasdaq Stock Market (Nasdaq) under the symbol STCIA. The following tabulation sets forth the high and low closing sale prices as reported by Nasdaq.

                            2000                            1999
                   ---------------------            --------------------
                   High             Low             High            Low
                   ----             ---             ----            ---
First Quarter     $13.50           $6.63           $9.00           $6.38
Second Quarter     13.31            9.50            8.75            6.13
Third Quarter      14.06            2.38            9.25            5.38
Fourth Quarter      2.44            2.00            8.00            5.50


On September 8, 2000, the Company paid an initial liquidating distribution of $12.00 per share on each share of Class A and Class B common stock. There were no other cash dividends declared during 1999 or 2000.

At December 29, 2000, the approximate numbers of stockholders of Class A and Class B common stock were 3,000 and 12, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL REVIEW

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Five Year Summary / Selected Financial Data
(000's except for share and per share information and number of employees)

                                  Liquidation
                                   Basis (1)                         Going-Concern Basis (1)
                                  -------------  ----------------------------------------------------------
                                                 Three Months                 Years Ended
                                     As of         Ended       --------------------------------------------
Summary of Operations:            Dec. 29, 2000  Mar. 31, 2001   1999        1998         1997         1996
                                  -------------  -------------   ----        ----         ----         ----
Telecommunications Sales               N/A     $    25,015 $  115,630 $   119,282  $   110,469  $    96,459

Net Income (Loss) from
  Continuing Operations                N/A          (1,348)     1,200     (17,459) (2)  (7,845) (3)  (7,928) (4)


Per Share of Common Stock (Basic):

   Net Income (Loss) from
     Continuing Operations             N/A           (0.23)      0.20       (2.83) (2)   (1.24) (3)   (1.26) (4)

   Dividends to Stockholders             -             -          -          0.10         0.40         0.60

Basic Weighted Average
 Shares Outstanding                    N/A       5,989,073  5,973,328   6,158,587    6,305,384    6,299,127


Summary of Financial Position:

Total Assets                        $ 41,441         N/A    $ 124,547   $ 118,455   $  147,497   $  155,747

Long-Term Debt                           -           N/A       13,647      10,616       11,245       26,549

Net Assets in Liquidation             20,780         N/A        N/A         N/A          N/A          N/A

Net Assets in Liquidation Per Share $   3.34         N/A        N/A         N/A          N/A          N/A

Stockholders' Equity                   N/A           N/A       79,318      77,989       97,860       97,620

Stockholders' Equity Per Share         N/A           N/A        12.90       12.74        15.20        15.37

Number of Employees                        5           743        797         760          905          788


(1)  On April 17, 2000, the Board of Directors of Salient 3 Communications, Inc. (the Company) adopted a Plan of
   Dissolution and Liquidation (the Plan).  Under the Plan, the Company will be liquidated by (i) the sale of its non-cash assets, (ii) the payment of or providing for all of its claims, obligations and expenses, (iii)
   the pro rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders.
   As a result, the Company adopted the liquidation basis of accounting effective April 1, 2000.  All information presented prior to April 1, 2000 is reported on a going-concern basis.  (See Note 1 to the
   Consolidated Financial Statements appearing elsewhere herein).
(2)  Amount includes $18,684, or $2.99 per share, of non-recurring adjustments (See Note 20 to the
   Consolidated Financial Statements appearing elsewhere herein).
(3)  Amount includes $6,150 (after-tax), or $0.97 per share, of charges from the write-off of purchased in-
   process research and development associated with the TEC Cellular, Inc. acquisition.
(4)  Amount includes $10,300 (net of tax benefit of $6,500), or $1.63 per share, of charges from the write-
   off of purchased in-process research and development associated with the SAFCO acquisition.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

(000's except for share and per share information)

LIQUIDATION BASIS

Introduction

On April 17, 2000, the Company's Board of Directors adopted a Plan of Dissolution and Liquidation ("the
Plan"). Under the Plan, the Company will be liquidated by (i) the sale of its non-cash assets,
(ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders. The
Plan was approved by stockholders on July 21, 2000.

On August 11, 2000, the Company filed a Certificate of Dissolution with the State of Delaware. Under
Delaware law, the Company will continue to exist for a period of three years for the purpose of winding up its affairs. The Board of Directors and officers of the Company will continue to oversee the liquidation and dissolution.

Prior to June 30, 2000, seven stockholders, who together control more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan and in favor of the sales of SAFCO Technologies, Inc. (SAFCO) and GAI-
Tronics Corporation (GTC). As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets, (ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions.
An initial liquidating distribution of $12.00 per share was paid on September 8, 2000 to holders of Class A (non-voting) and Class B (voting) common stock.

Sale of Assets

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included
$11,000 which has been placed into escrow for certain expenses and possible indemnification claims. On
August 29, 2001, the Company will be entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before that date. As of December 29, 2000, the Company is not aware of any such indemnification claims.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated for cash of $36,246, after consideration of certain closing balance sheet adjustments.

The Company is providing certain indemnifications to the buyers of SAFCO and GTC under the representations and warranties sections of the purchase agreements.
It is not possible to predict what claims could possibly be asserted by buyers or what values those potential claims could have. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying the buyers.

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president, James S. Kennedy, for $4,900 in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company extended XEL a $500 line of credit expiring March 31, 2001. If XEL is resold to another party within 24 months, the Company would receive full payment on the note and 70% of all proceeds in excess of $5,000. If XEL is resold after 24 months but within 36 months, the Company would receive 50% of all proceeds over $5,000. If there is a default in payment of principal or interest on the promissory note, the Company has the right to retake control of XEL. The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to unrelated third parties.

Liquidity and Capital Resources

On December 29, 2000, the Company had cash and cash equivalents of $18,426. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

Pursuant to the Plan, after payment or provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales, together with other available cash, will be distributed from time to time pro rata to the holders of the common stock. The record dates with respect to each distribution will be selected by the Board of Directors. An initial liquidating distribution of $12.00 per share was paid on September 8, 2000.

The Company estimates that its total capital expenditures during the liquidation period will be insignificant.

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit.
Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of December 29, 2000. Accordingly, it is not possible to predict with certainty the amount required for such claims.

Other

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock
Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights.
These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's.
Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000. The estimated remaining liability for settlement of the LSAR's at December 29, 2000 is $3,056 and is included in accrued liabilities in the statement of net assets in liquidation.


GOING-CONCERN BASIS

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

In November and December 1999, the Company acquired the net assets of Irmel S.r.l. and Red Alert, Inc., respectively, for a total of $4,467, including a deferred payment of $884 due December 31, 2000 and acquisition costs of $253. Irmel, based in Milan, Italy, expanded the Industrial Segment's European
Operations and Red Alert was merged into its US operations.

Effective February 23, 1999, the Company acquired all of the outstanding stock of ComOpt AB (ComOpt), a Swedish wireless software company, for $4,098, including acquisition costs. ComOpt was part of the Company's Wireless Segment.

Sales and Gross Profit

The following is a breakdown of sales by segment for the first quarter of each year:

                            2000         1999
                           -----        -----
Access Products            3,392      $ 6,552
Industrial                 3,614       16,124
Wireless                   8,009        5,947
                          ------       ------
Total                    $25,015      $28,623
                          ======       ======

Access Products sales declined by 48% in 2000 compared to 1999, due to a continuing reduction in customer demand for analog channel units and a slowdown of orders for partnership products.
Contributing to the decreases were customer reuse programs and customer evaluation of their inventory stocking programs. This segment also suffered from delays in completing development of its new integrated access product, which became available for production in the second quarter of 2000. Industrial sales decreased 16% in 2000 compared to 1999, primarily because of lower sales by the Reading, Pennsylvania location due to sluggish capital spending by domestic crude oil related industries.
Sales declines in the European operations were offset by sales by Irmel, acquired in December 1999.
Wireless sales grew 35% year-over-year due to improved hardware sales, increased demand for engineering services and the ComOpt acquisition in February, 1999.

The consolidated gross profit percentage increased from 40.7% in 1999 to 41.4% in 2000. The increase was due to a larger percentage of sales from the Wireless Segment, which traditionally has higher gross profit percentages from its software-based products. Both the Access Products and Industrial
Segments experienced declines in gross profit percentages due to their sales declines.

Selling, General and Administration

Selling, general and administration increased 12% in 2000 compared to 1999. As a percentage of sales, selling, general and administration was 38% and 30% in 2000 and 1999, respectively. The increases came from the Wireless Segment, which normally has higher operating costs than the other segments, and the Industrial Segment, where the cost increases relate to the acquisitions and to increased selling expense.
In addition, the first quarter of 2000 includes charges of $266 for retention bonuses and $100 for severance costs and credits of $326 for elimination of reserves due to collection of a note receivable and a credit from an insurance company in connection with its conversion to a stock company.

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

Interest expense increased 37% due to additional borrowings for the acquisitions of ComOpt, Irmel and Red Alert, an increase in short-term borrowings in 2000 and interest rate increases.

Provision for taxes on income

The effective tax rate was 38% for 2000 and 30% for 1999. The change in the effective tax rate was due to the anticipated reduction in availability of research and development tax credits in 2000.
Capitalized software development costs are not eligible for the credit.

Other

In order to ensure continuing value in the Company and its operating subsidiaries, various members of management and key employees of the subsidiaries were offered incentives to continue employment through the completion of the subsidiary sale process. Portions of these incentives were guaranteed to the employees, subject to their continued employment through December 15, 2000, and were being recognized over the related service period, including
$266 charged to selling, general and administration during the first quarter of 2000. Other incentives, including sale bonuses and severance, were dependent on completion of sale transactions and were recognized in connection with the subsidiary sales.


Results of Operations - 1999 vs. 1998

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

The reduction of research and development expense in 1999 was due to the Company's capitalizing more software under development than it had in 1998, as development efforts at SAFCO (Wireless Segment) and XEL (Access Products Segment) became much more focused on products that would generate sales over an extended period, versus performing research and providing maintenance on existing products. The net amount capitalized, after related amortization, was $3,340 in 1999, compared to $327 in 1998.

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

During the years 1999 and 1998, the Company purchased stock or assets of several companies. The
Industrial Segment includes the operations of Red
Alert, Inc., acquired in December 1999, Irmel S.r.l., acquired in November 1999 and Elemec Systems, Ltd., acquired in January 1998. The Wireless Segment includes the operations of ComOpt AB, acquired in February 1999. Each acquisition is included in the segment's operating results since the date of acquisition. Note 13 to the Consolidated Financial
Statements provides additional information about these acquisitions.

Sales and Gross Profit

Sales decreased 3% for the year from $119,282 in 1998 to $115,630 in 1999. Both the Industrial and the Access Products Segments experienced declines, while sales in the Wireless Segment increased by 14%.
Approximately 40% of the increase in the Wireless
Segment sales resulted from the ComOpt acquisition in the first quarter of 1999.

The following is a breakdown of sales by segment:

                      1999        1998        1997
                      ----        ----        ----

Access Products    $21,149     $25,160     $27,568
Industrial          60,180      64,033      59,809
Wireless            34,301      30,089      23,092
                   -------     -------     -------
Total             $115,630    $119,282    $110,469
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

Provision for Taxes on Income

Excluding the adjustments, the effective tax rate was 37% in 1999 and 27% in 1998. The increase in the effective tax rate was due to the lower availability of research and development tax credits in 1999.

Income from discontinued operations

As a result of a decision by the Board of Directors to focus its business on telecommunications equipment and services, the Company adopted discontinued operations treatment for its Technical Services
Segment during the first quarter of 1997.

On July 24, 1998, the Company completed the last of its planned divestitures with the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $19,317, substantially all in cash. The Company reported an after tax gain of $100, or $.02 per share on the transaction. Proceeds of the sale were used to pay down outstanding debt.

Other

In the second quarter of 1998, the Financial
Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
(SFAS 133). The Company will adopt SFAS 133 during the first quarter of 2001. SFAS 133 will not have an impact on the Company's statement of net assets in liquidation.

Forward-Looking Statements

This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, including statements regarding the timing and outcome of the sale of the Company's assets, its dissolution and liquidation and the expected distribution therefrom. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially from that expressed in any such forward-looking statements. Potential risks and uncertainties include, without limitation: ultimate values realizable for unsold assets, adjustments to subsidiary sale prices, collection of deferred payments on sales of assets, post-closing indemnification obligations relating to subsidiary sales, costs and expenses relating to the dissolution, including income taxes, and the nature and amount of any unknown contingent liabilities.
Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words such as "estimates",
"positioned", "yields", "should generate", "appears",
"viewed", "could", "would position", "expected",
"does not expect" and "should allow" indicate the presence of forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The Company's only financial instruments with market risk exposure are short-term cash investments which total $18,470 at December 29, 2000. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the period of approximately $185. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the statement of net assets in liquidation.

These financial instruments are non-trading (not entered into for trading purposes) and carry interest at a market rate. The Company's objective in maintaining these variable rate investments is the flexibility obtained in having cash available for payment of accrued liabilities and distributions to stockholders without penalties.


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements and notes thereto are the responsibility of, and have been prepared by, management of the Company in accordance with generally accepted accounting principles. Management believes the consolidated financial statements for the quarter ended March 31, 2000 and for prior years, presented on a going-concern basis, reflect fairly the results of operations and financial position of the Company in all material respects. The consolidated financial statements include certain amounts that are based upon management's best estimates and judgment regarding the ultimate outcome of transactions which are not yet complete.

As a result of adoption and approval of the plan of liquidation, financial statements for the period subsequent to March 31, 2000 are presented on a liquidation basis. Accordingly, the carrying values of assets are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Management believes these statements present fairly the estimated net assets in liquidation based on facts and circumstances available when the statements were prepared. It is not presently determinable whether the amounts realizable from the remaining assets or the amounts required to settle outstanding obligations will differ materially from the amounts shown in the liquidation basis financial statements.

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

                                    T. S. Cobb
                                    Chairman, President
                                    and Chief Executive Officer

                                    P. H. Snyder
                                    Senior Vice President and
                                    Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors, Salient 3
Communications, Inc.:

We have audited the accompanying consolidated balance sheet of Salient 3 Communications, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended December 31, 1999 and the consolidated statements of operations, stockholders' equity, and cash flows for the period from January 1, 2000 to March 31, 2000. In addition, we have audited the statement of net assets in liquidation as of December 29, 2000, and the related statement of changes in net assets in liquidation for the period from April 1, 2000 to December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 2 to the consolidated financial statements, the stockholders of Salient 3 Communications, Inc. approved a plan of liquidation and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for the periods subsequent to March 31, 2000, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 29, 2000, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. It is not presently determinable whether the amounts realizable from the remaining assets or the amounts due in the settlement of obligations will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salient 3 Communications, Inc. and Subsidiaries as of December 31, 1999, the results of their operations and their cash flows for each of the two fiscal years in the period ended December 31, 1999 and for the period from January 1, 2000 to March 31, 2000, their net assets in liquidation as of December 29, 2000, and the changes in their net assets in liquidation for the period from April 1, 2000 to December 29, 2000, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                               Arthur Andersen LLP
Philadelphia, Pennsylvania
March 27, 2001


 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Statement of Net Assets in Liquidation (Liquidation Basis)
 December 29, 2000
 (000's except for share and per share information)

                                                                 December 29,
                                                                    2000
                                                                 ------------
 ASSETS

 Cash and cash equivalents                                     $    18,426

 Investments in liquidation                                         14,837

 Income tax refunds receivable                                       3,980

 Other assets                                                        4,198
                                                                    ------
         Total Assets                                               41,441
                                                                    ------



 LIABILITIES

 Accrued and other liabilities                                      20,661
                                                                    ------


         Net assets in liquidation                             $    20,780
                                                                    ======

         Number of common shares outstanding                     6,214,824
                                                                 =========

         Net assets in liquidation per outstanding share       $      3.34
                                                                      ====

  The accompanying notes are an integral part of this financial statement.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Statement of Changes In Net Assets In Liquidation (Liquidation Basis) Nine Months Ended December 29, 2000
(000's)


                                                           Nine Months
                                                              Ended
                                                        December 29, 2000
                                                        -----------------

Net assets in liquidation, beginning of period            $    93,985
                                                               ------
Changes in estimated liquidation values
  of assets and liabilities:
  Investments in subsidiaries                                 (11,527)
  Other assets                                                  3,174
  Accrued and other liabilities                                   811
  Income taxes                                                  8,919
                                                               ------
  Net changes in estimated liquidation values                   1,377
                                                               ------
Liquidating distribution to stockholders                      (74,582)
                                                               ------
Net assets in liquidation, end of period                  $    20,780
                                                               ======

Supplemental Cash Information:
Changes in cash and cash equivalents
  Exercise of stock options                               $       588
  Net proceeds from sales of subsidiaries                     137,230
  Cash receipts for other assets                                5,852
  Payment of outstanding debt,
   including accrued interest                                 (18,861)
  Payment of accrued liabilities                              (14,876)
  Payment of income taxes                                     (17,061)
  Liquidating distribution to stockholders                    (74,582)
                                                               ------
Net changes in cash and cash equivalents                  $    18,290
                                                               ======


 The accompanying notes are an integral part of this financial statement.


 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations (Going-Concern Basis)
 For the Three Months Ended March 31, 2000 and the Years 1999 and 1998
 (000's except for share and per share information)

                                                             For the Three          For the Years
                                                             Months Ended       --------------------
                                                            March 31, 2000      1999          1998
                                                            --------------      ----          ----
 Telecommunications sales                                    $   25,015      $ 115,630     $ 119,282
 Cost of goods sold                                              14,668         68,007        73,492
                                                                 ------         ------       -------
 Gross profit                                                    10,347         47,623        45,790

 Selling, general and administration                              9,616         34,957        35,480
 Research and development                                         2,161          8,717        10,735
 Goodwill impairment and restructuring charge                       -              -          18,190
 Goodwill amortization                                              507          1,699         1,485
                                                                  -----          -----        ------
 Operating income (loss)                                         (1,937)         2,250       (20,100)
                                                                  -----          -----        ------
 Interest and other income                                           91            873           301
 Interest expense                                                   329          1,211         1,336
                                                                  -----          -----        ------
 Pre-tax income (loss) from continuing operations                (2,175)         1,912       (21,135)
                                                                  -----          -----        ------
 Provision (benefit) for taxes on income (loss)                    (827)           712        (3,676)
                                                                  -----          -----        ------
 Net income (loss) from continuing operations                    (1,348)         1,200       (17,459)
                                                                  -----          -----        ------
 Income from discontinued operations:

      Technical Services Segment (less applicable income taxes of
      $643)                                                         -              -           1,050

      Gains on disposals of subsidiaries                            -              -             100
                                                                  -----          -----         -----
 Net income from discontinued operations                            -              -           1,150
                                                                  -----          -----         -----
 Net income (loss)                                           $   (1,348)     $   1,200     $ (16,309)
                                                                  =====          =====        ======

 Per share of common stock (basic and diluted):

     Net income (loss) from continuing operations            $    (0.23)     $    0.20     $   (2.83)

     Net income from discontinued operations:
            Technical Services Segment                              -              -            0.17

            Disposals of subsidiaries                               -              -            0.02
                                                                   ----           ----          ----
     Net income (loss) per share                             $    (0.23)     $    0.20     $   (2.65)
                                                                   ====           ====          ====

 Basic weighted average shares outstanding                    5,989,073      5,973,328     6,158,587

 Note:  The net income (loss) per share is computed independently for each item.
      Therefore the total net income (loss) per share may not equal the sum of the individual items.

The accompanying notes are an integral part of the consolidated financial statements.


 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows (Going-Concern Basis)
 For the Three Months Ended March 31, 2000 and the Years 1999 and 1998
 (000's)

                                                                    For the Three         For the Years
                                                                    Months Ended        ----------------
                                                                   March 31, 2000       1999        1998
                                                                   --------------       ----        ----
 Cash flows from operating activities:
   Net income (loss)                                             $        (1,348)   $   1,200   $ (16,309)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Gain on sale of subsidiaries                                            -            -          (100)
     Depreciation and amortization                                         2,026        7,172       6,535
     Goodwill write-off                                                      -            -        15,789
     Reserve provisions                                                      711          798       4,318
     Deferred income tax provision (benefit)                                 -          1,230      (2,050)
     Changes in current assets and current liabilities,
       net of effects from acquisitions and dispositions:
       Accounts receivable and unbilled revenue                            3,696          273      (4,257)
       Inventories                                                        (1,196)      (2,169)         15
       Other current assets                                                 (843)      (1,726)       (512)
       Accounts payable and salaries and wages                            (2,142)       2,496      (1,639)
       Other accrued liabilities                                            (572)      (3,663)      3,684
       Income taxes, currently payable                                       (89)         (60)     (2,773)
       Estimated liability for contract losses                               -            -          (385)
     Other, net                                                               47          190         143
                                                                           -----        -----       -----
     Net cash provided by operating activities                               290        5,741       2,459
                                                                           -----        -----       -----

 Cash flows from investing activities:
   Software development costs                                             (1,475)      (4,219)       (543)
   Payments for acquisitions, net of cash acquired                          (351)      (7,550)       (952)
   Proceeds from sale of subsidiaries                                        -            -        15,005
   Payments for property, plant and equipment                               (601)      (3,442)     (5,631)
   Proceeds from sale of property, plant and equipment                       -          6,045         -
                                                                           -----        -----       -----
     Net cash provided by (used for) investing activities                 (2,427)      (9,166)      7,879
                                                                           -----        -----       -----

 Cash flows from financing activities:
   Payments of long-term debt                                               (183)        (393)       (635)
   Borrowings (repayments) under note payable                              2,995       (1,626)     (6,729)
   Proceeds from issuance of debt                                            -          4,216         -
   Proceeds from notes receivable                                            -            500         500
   Issuance of treasury stock in connection
     with stock purchase plan                                                 32          254         546
   Payments to acquire treasury stock                                       (103)        (292)     (3,655)
   Cash dividends paid                                                       -            -          (642)
   Other, net                                                               (260)        (129)       (120)
                                                                           -----        -----      ------
     Net cash provided by (used for) financing activities                  2,481        2,530     (10,735)
                                                                           -----        -----      ------

 Net increase (decrease) in cash and
   cash equivalents                                                          344         (895)       (397)
 Cash and cash equivalents at beginning of period                          1,687        2,582       2,979
                                                                           -----        -----       -----
 Cash and cash equivalents at end of period                      $         2,031    $   1,687   $   2,582
                                                                           =====        =====       =====

 Supplemental cash flow disclosures:

   Interest paid                                                 $           321    $   1,125   $   1,318
                                                                             ===        =====       =====

   Income taxes paid, net of refunds received                    $           150    $     663   $   2,086
                                                                             ===          ===       =====

 The accompanying notes are an integral part of the consolidated financial statements.



 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Balance Sheet (Going-Concern Basis)
 December 31, 1999
 (000's except for share information)

                                                          December 31,
                                                             1999
                                                          ------------
 ASSETS

 Current assets:
 Cash and cash equivalents                             $     1,687
 Accounts receivable, net of allowance
    for doubtful accounts of $1,556                         27,239
 Inventories                                                17,425
 Deferred income taxes                                       4,940
 Other current assets                                        7,302
                                                            ------
          Total current assets                              58,593
                                                            ------

 Property, plant and equipment, at cost:
 Land                                                        1,994
 Buildings                                                   4,353
 Furniture and equipment                                    36,430
                                                            ------
                                                            42,777
 Less accumulated depreciation and
   amortization                                             24,973
                                                            ------
                                                            17,804
                                                            ------

 Deferred income taxes                                       6,470
 Other assets                                                2,850
 Software development costs                                  4,068
 Goodwill                                                   34,762
                                                           -------
          Total Assets                                 $   124,547
                                                           =======



 The accompanying notes are an integral part of the consolidated financial statements.


 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Balance Sheet (Going-Concern Basis)
 December 31, 1999
 (000's except for share information)

                                                          December 31,
                                                             1999
                                                          ------------
 LIABILITIES

 Current liabilities:
 Notes payable                                         $       202
 Accounts payable                                            9,946
 Salaries and wages                                          1,428
 Income taxes, currently payable                               406
 Estimated liability for contract losses                     1,756
 Deferred revenue                                            2,164
 Other accrued liabilities                                   8,690
                                                            ------
          Total current liabilities                         24,592
                                                            ------

 Long-term debt                                             13,647
 Other long-term liabilities                                 6,990

 Commitments and contingencies                                  -

 STOCKHOLDERS' EQUITY

 Preferred stock, nonvoting, par value $1 per share,
    1,000,000 shares authorized, 0 shares outstanding          -
 Class A common stock, nonvoting, par value $1 per share
    Issued:  8,478,729 shares                                8,479
 Class B common stock, voting, par value $1 per share
    Issued and outstanding:  506,571 shares;                   506
 Capital in excess of par value                             36,974
 Warrants outstanding                                        1,755
 Retained earnings                                          74,178
 Foreign currency translation adjustment                       (14)
 Deferred compensation-restricted stock                     (1,420)
 Class A common stock held in treasury, at cost:
    2,837,709 shares                                       (41,140)
                                                            ------
                                                            79,318
                                                            ------

          Total Liabilities and Stockholders' Equity   $   124,547
                                                           =======



 The accompanying notes are an integral part of the consolidated financial statements.

 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity (Going-Concern Basis)
 For the Three Months Ended March 31, 2000 and the Years 1999 and 1998
 (000's except for share information)
                                                   Common Stock
                                 -----------------------------------------------
                                         Class A                  Class B
                                 ---------------------      --------------------
                                   Shares       Amount      Shares       Amount
                                  ---------     ------      --------     ------
 Balances at January 2, 1998      8,404,288   $  8,404       581,012   $    581
 Conversion from Class B to
   Class A, net                      73,077         73       (73,077)       (73)
                                  ---------      -----       -------        ---
 Balances at January 1, 1999      8,477,365      8,477       507,935        508
 Conversion from Class B to
   Class A, net                       1,364          2        (1,364)        (2)
                                  ---------      -----       -------        ---
 Balances at December 31, 1999    8,478,729      8,479       506,571        506
 Conversion from Class B to
   Class A, net                      12,441         12       (12,441)       (12)
                                  ---------      -----       -------        ---
 Balances at March 31, 2000       8,491,170    $ 8,491       494,130    $   494
                                  =========      =====       =======        ===

 The accompanying notes are an integral part of the consolidated financial statements.

 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity (Going-Concern Basis)
 For Three Months Ended March 31, 2000 and the Years 1999 and 1998
 (000's except for share information)                             Foreign      Deferred           Class A
                                 Capital in                      Currency    Compensation -    Treasury Stock
                                 Excess of   Warrants   Retained Translation  Restricted    --------------------
                                 Par Value Outstanding  Earnings Adjustment      Stock       Shares      Amount
                                 --------- -----------  -------- ----------- -------------- ---------   --------
 Balances at January 2, 1998     $ 37,835   $  1,665   $ 89,929  $     52    $   (1,368)    2,547,390  $(39,238)
 Net loss                                               (16,309)
 Cash dividends paid, $.10 per
 share                                                     (642)
 Translation adjustment                                                47
 Issuance of restricted stock        (212)                                         (427)      (45,000)      639
 Restricted stock amortization                                                      142
 Restricted stock forfeitures           6                                            43         3,250       (49)
 Purchase of treasury stock                                                                   393,230    (3,655)
 Issuance of treasury stock in
   connection with stock
   purchase plan                     (235)                                                    (36,500)      781
                                   ------      -----     ------       ---         -----     ---------    ------
 Balances at January 1, 1999       37,394      1,665     72,978        99        (1,610)    2,862,370   (41,522)
 Net income                                               1,200
 Translation adjustment                                              (113)
 Restricted stock amortization                                                      190
 Issuance of warrants                             90
 Purchase of treasury stock                                                                    34,657      (292)
 Issuance of treasury stock in
   connection with stock
   purchase plan                     (420)                                                    (59,318)      674
                                   ------      -----     ------       ---         -----     ---------    ------
 Balances at December 31, 1999     36,974      1,755     74,178       (14)       (1,420)    2,837,709   (41,140)
 Net loss                                                (1,348)
 Translation adjustment                                               (63)
 Restricted stock amortization                                                       47
 Purchase of treasury stock                                                                     8,263      (103)
 Issuance of treasury stock in
   connection with stock
   purchase plan                       (5)                                                     (1,783)       37
                                   ------      -----     ------       ---         -----     ---------    ------
 Balances at March 31, 2000      $ 36,969   $  1,755    $72,830   $   (77)   $   (1,373)    2,844,189  $(41,206)
                                   ======      =====     ======       ===         =====     =========    ======

 The accompanying notes are an integral part of the consolidated financial statements.



SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 (000's except for share and per share information)

LIQUIDATION BASIS STATEMENTS


1. PLAN OF DISSOLUTION AND LIQUIDATION

On April 17, 2000, the Board of Directors of Salient
3 Communications, Inc. (the Company) adopted a Plan of Dissolution and Liquidation (the Plan). Under the
Plan, the Company will be liquidated by (i) the sale of its non-cash assets, (ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders. The Plan was approved by stockholders on July 21, 2000.

On August 11, 2000, the Company filed a Certificate of Dissolution with the State of Delaware. Under
Delaware law, the Company will continue to exist for a period of three years for the purpose of winding up its affairs. The Board of Directors and officers of the Company will continue to oversee the liquidation and dissolution.


2. BASIS OF ACCOUNTING

Prior to June 30, 2000, seven stockholders, who together control more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan and in favor of the sales of SAFCO Technologies, Inc (SAFCO) and GAI-
Tronics Corporation (GTC). As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets, (ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions.
An initial liquidating distribution of $12.00 per share was paid on September 8, 2000 to holders of Class A (non-voting) and Class B (voting) common stock.

The valuations presented in the Statement of Net
Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the anticipated settlement amounts for liabilities, including the costs associated with carrying out the provisions of the Plan, based on the assumptions set forth in the accompanying notes. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded.
Such differences may be material. Accordingly, it is not possible to predict with certainty the aggregate net values ultimately distributable to stockholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Class A common stock has generally traded or is expected to trade in the future.

The changes in estimated liquidation values of assets and liabilities in the Statement of Changes in Net
Assets in Liquidation is the result of changes in the actual proceeds on the sales of assets and settlements made on outstanding obligations as well as changes in management estimates during the reporting period.


3. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of amounts on deposit in banks and cash invested temporarily in instruments with maturities of three months or less at time of purchase. The Company is subject to concentration of credit risk; however, it invests its excess cash with large banks where preservation of principal is the main concern. Interest income on the Company's cash and short-term investments through the final liquidation date has not been reflected.


4. INVESTMENTS IN LIQUIDATION

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after December 29, 2000, less related unpaid costs of the sales, and the estimated net realizable value of the building occupied by XEL.
The value of the building included in the financial statements is net of a mortgage loan of $207. This loan was fully paid in January 2001.

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included
$11,000 which has been placed into escrow for certain expenses and possible indemnification claims. On
August 29, 2001, the Company is entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before that date.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated for cash of $36,246, after consideration of certain closing balance sheet adjustments.

The gross proceeds noted above are before transaction-related expenses of approximately
$10,600, including $1,200 not paid at December 29, 2000.

The Company is providing certain indemnifications to the buyers of SAFCO and GTC under the representations and warranties sections of the purchase agreements.
It is not possible to predict what claims could possibly be asserted by buyers or what values those potential claims could have. As of December 29, 2000, the Company is not aware of any such indemnification claims. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying the buyers.

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president, James S. Kennedy, for $4,900 in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company has extended XEL a $500 line of credit expiring March 31, 2001. If XEL is resold to another party within 24 months, the Company would receive full payment on the note and 70% of all proceeds in excess of $5,000. If XEL is resold after 24 months but within 36 months, the Company would receive 50% of all proceeds over $5,000. If there is a default in payment of the principal or interest on the promissory note, the Company has the right to retake control of XEL. The note is valued at $1,900 in the statement of net assets in liquidation based on the estimated realization values of XEL's net assets.
The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to an unrelated third party.


5. INCOME TAXES

All income tax accounts have been restated to reflect the liquidation basis of accounting. The estimated amount of income tax refunds receivable reflects federal income taxes, at statutory rates, which would become refundable if the assets are realized and liabilities settled at the amounts shown. The refunds primarily result from anticipated carrybacks of tax losses. Future tax losses will arise from tax deductible costs of carrying out the plan of liquidation and settling other accrued liabilities.
The estimate is subject to significant variation if, among other things, the actual values of assets sold vary from current estimates, the amounts or timing of settlement of liabilities differ from current estimates, or there are potential adjustments related to the sales transactions. No material state income tax refunds are anticipated.


6. OTHER ASSETS

Other assets include a $2,750 note receivable relating to the 1998 sale of a former subsidiary to management of the subsidiary and an investor group.
The note bears interest at 8%. Principal payments of $275, $366, $456 and $1,653 are due in July of years
2001 through 2004 respectively. Other assets also include accrued interest and real estate.


7. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain asserted and unasserted claims at December
29, 2000. The balance at December 29, 2000 consists of the following:

Compensation and benefits                            $ 8,172
Liquidation period expenses                            4,121
Unfunded retirement obligations for
 former employees                                      1,490
Accrued distributions to LSAR holders (Note 9)         3,056
Accrual for asserted and unasserted claims (Note 11)   3,822
                                                    --------
                                                     $20,661
                                                      ======

Compensation and benefits include salaries of officers and employees assigned to effect the sales and carry out the Plan, and payments under the Special Incentive Plan approved by the stockholders to provide incentives to executives who contributed materially to the successful sale of the operating businesses. Liquidation period expenses include office costs, insurance and costs of legal, accounting and other services expected to be incurred during the liquidation period.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.


8. ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION
BASIS OF ACCOUNTING

Stockholders' equity, March 31, 2000 (Going-Concern
Basis)                                              $ 77,883
                                                    --------
To increase investments to estimated net realizable
values                                                79,080
To increase estimated income taxes                   (34,424)
To increase liabilities to anticipated settlement
amounts                                              (28,452)
To adjust other assets                                  (102)
                                                     -------
Total adjustments                                     16,102
                                                    --------
Net assets in liquidation, March 31, 2000
(Liquidation Basis)                                 $ 93,985
                                                     =======

The increase in liabilities includes estimates of costs to be incurred in carrying out the Plan and provisions for known liabilities, including Limited
Stock Appreciation Rights (Note 9). The estimated costs include legal and accounting fees and salaries and related expenses of officers and employees who will be assigned to complete the liquidation and dissolution.

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


9. OPTIONS AND WARRANTS

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock
Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights
(LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. At March 31, 2000, there were options and warrants outstanding for the purchase of 1,905,495 shares of the Company's common stock. Options to purchase 5,750 shares were granted after that date and 32,300 options expired or were forfeited. Options to purchase 76,190 shares were exercised in August, 2000. In August, 2000,
1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000. The estimated remaining liability for settlement of the LSAR's at December
29, 2000 is $3,056 and is included in accrued liabilities in the statement of net assets in liquidation.


10. LINES OF CREDIT AND OTHER LONG TERM BORROWINGS

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

As a result of the completion of the sales of SAFCO and GTC discussed above, the working capital and acquisition lines of credit were repaid on July 27, 2000 and subsequently cancelled. In addition, a note payable of $10,000, which related to the 1996 purchase of SAFCO, was repaid with the proceeds of these sales.


11. CONTINGENCIES

The Company has received notice of a complaint filed in Delaware Chancery Court on August 29, 2000, and amended on February 26, 2001, by a group of former employees and current Class A stockholders, challenging the compensation packages granted by the Company to its senior management in connection with the dissolution of the Company. The Company intends to vigorously defend against the complaint and believes that the Company's Board acted appropriately and within its discretion in structuring the benefits provided to management.

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit.
Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of December 29, 2000. Accordingly, it is not possible to predict with certainty the amount required for such claims. However, management believes that the outcome will not have a material adverse effect on the Company's net assets in liquidation.

GOING-CONCERN BASIS STATEMENTS


12. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION: The Company was a leading telecommunications equipment and services company with subsidiaries that operated in the industrial, access products, and wireless markets. The
Industrial Segment developed, assembled, and marketed communications systems for industrial operations.
The Access Products Segment designed and marketed voice and data transmission system products. The
Wireless Segment's products and services focused on the measurement, analysis and predictive tools used by the wireless communication industry.

FISCAL YEAR: The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The
1999 and 1998 fiscal years included 52 weeks each and ended on December 31, 1999 and January 1, 1999, respectively. The three months ended March 31, 2000 consisted of 13 weeks.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated.

RECOGNITION OF REVENUE: The Company recognized revenue upon shipment of goods and accrued costs associated with the training and installation for its products upon shipment. The Company recognized revenue on contracts entered into for radio frequency engineering as the work was performed. Costs and expenses were charged to operations as incurred.
Losses, estimated to be sustained upon completion of contracts, were charged to income in the year such estimates were determinable. The Company recognized software license fees for perpetual licenses upon delivery of the product. If any portion of the fees related to maintenance or support services, it was deferred and recognized over the contract term, generally one to three years. Software license fees for fixed-term licenses were recognized ratably over the term of the license. At December 31, 1999, the Company deferred $2,164 of software licensing revenue.

INSURANCE PROGRAMS: Through 1997, the Company's overall workers compensation and general liability insurance coverages have, and in some cases do, contain provisions for significant deductibles and funding on a claims paid basis. Subsequent to 1997, the Company's insurance coverages do not contain provisions for significant deductibles and funding on a claims paid basis. Accruals, which relate primarily to workers' compensation, aggregate $1,187 at December 31, 1999 and were included in other accrued liabilities on the consolidated balance sheet.

INVENTORIES: Inventories, which consist of material, labor and overhead, were determined on the first-in, first-out (FIFO) method and were stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT: For financial reporting purposes, the Company provided for depreciation and amortization of property, plant and equipment, including assets under capital leases, on the straight-line method over the estimated useful lives of the various classes of assets. For income tax purposes, the Company used accelerated depreciation where permitted. Useful lives of depreciable assets, by class, are as follows:

Buildings                40 years
Furniture and equipment	 3 to 10 years

Costs of maintenance and repairs were charged to expense as incurred. Renewals and improvements were capitalized. Upon retirement or other disposition of plant and equipment, the cost of the item and related accumulated depreciation were removed from the accounts and any gain or loss was included in income.

SOFTWARE DEVELOPMENT COSTS:  In accordance with
Statement of Financial Accounting Standards No. 86
"Accounting for Cost of Computer Software to be Sold,
Leased, or Otherwise Marketed," the Company capitalized software development costs incurred after the establishment of technological feasibility until the product was available for general release. Costs incurred prior to the establishment of technological feasibility were charged to research and development expense as incurred. In the three months ended March
31, 2000, and the year 1999, the Company capitalized
$1,475 and $4,219, respectively, of software development costs. Costs were amortized over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (2 to 3 years) beginning with the initial release to customers. Such amortization amounted to $435 in the first quarter of 2000, $879 in 1999 and $216 in 1998.
As of December 31, 1999, accumulated amortization was $1,178.

GOODWILL: Goodwill was being amortized by charges to operations on a straight-line basis over periods of 10 to 20 years for acquisitions since 1996 and over 40 years for earlier acquisitions, and such amortization amounted to $507 in the first quarter of 2000, $1,699 in the year 1999 and $1,485 in the year
1998. Accumulated amortization amounted to $8,287 at December 31, 1999. Goodwill related to a pre-1970 acquisition in the amount of $540 was not being amortized and, in the opinion of management, there had been no decrease in value.

The Company periodically reviewed goodwill to assess recoverability, and impairments were recognized in operating results if a permanent diminution in value had occurred. The Company's primary financial indicator for assessing recoverability of goodwill was whether a subsidiary was projected to generate sufficient income and cash flow on an undiscounted basis. During 1998, the Company recorded a $15,789 impairment of goodwill (See Note 20).

INCOME TAXES: The Company utilized the liability method of accounting for income taxes. Under this method, deferred income taxes were determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

RESEARCH AND DEVELOPMENT: Expenditures relating to the development of new products and processes, including significant improvements, refinements and engineering support to existing products, were expensed as incurred.

STATEMENTS OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Company considered all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

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

DISCONTINUED OPERATIONS: In the first quarter of 1997, the Company accounted for its technical services segment as discontinued operations. All operating units included in this segment were sold during 1998 or earlier years (See Note 13).

The results of operations for the technical services segment had been classified as discontinued operations for all periods presented in the Consolidated Statements of Operations. Discontinued operations had not been segregated in the Consolidated Statements of Cash Flows and, therefore, amounts for certain captions will not agree with the respective Consolidated Statements of Operations.
Sales for the technical services segment for 1998 were $48,251.

The Company allocated interest not specifically associated with any segment based upon a ratio of net assets. Interest expense allocated to discontinued operations was not material in 1998.

EARNINGS PER SHARE: Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period, would be exercised and the related shares issued. Dilutive shares outstanding for the first quarter of 2000, and the years 1999 and 1998 were 6,083,780, 5,983,158 and 6,184,471, respectively.
These additional shares had an insignificant effect on the net income per share for the three months ended March 31, 2000 and the year 1999 and had an antidilutive impact on the Company's loss from continuing operations for 1998.

Options and warrants to purchase 1,818,555 shares as of December 31, 1999, at prices ranging from $7.63 to $18.00, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price for the year.


13. ACQUISITIONS/DISPOSITIONS:

In November and December 1999, the Company acquired the net assets of Irmel S.r.l. and Red Alert, Inc., respectively, for a total of $4,467, including a deferred payment of $884 due December 31, 2000 and acquisition costs of $253. The acquisitions were accounted for as purchases and cost was assigned to the net assets acquired based on their estimated fair values at the dates of acquisition. The acquisitions resulted in goodwill of $4,068 which is being amortized on a straight-line basis over 15 years.
Irmel, based in Milan, Italy, expanded the Industrial
Segment's European Operations and Red Alert was merged into its US operations.

Effective February 23, 1999, the Company acquired all of the outstanding stock of ComOpt AB (ComOpt) for $4,098, including acquisition costs. The Company recorded goodwill of $3,892, which is being amortized on a straight-line basis over 10 years. Under the terms of the agreement, the Company will also pay
ComOpt's former stockholders additional amounts based upon the achievement of certain performance goals.
Any additional payments will increase goodwill.
ComOpt is part of the Company's Wireless Segment and was merged into the operations of SAFCO Technologies, Inc.

On July 24, 1998, the Company completed the sale of its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group for $19,317, substantially all in cash. The sale price included a $2,750 note that is recorded in other assets. The sale resulted in an after tax gain of $100, or $0.02 per share. Proceeds of the sale were used to pay down outstanding bank debt.

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

14. INCOME TAXES:

At December 31, 1999, federal and state income tax refunds of $1,838 were recorded in other current assets. Income tax provisions (benefits) from continuing operations consisted of the following:

                      Three Months Ended
                        March 31, 2000      1999       1998
                      -------------------  ------     ------
Current:
  Federal              $     (740)        $  (680)  $ (2,809)
  State and foreign           (87)            162        768
                          -------         -------    -------
                             (827)           (518)    (2,041)
                          -------         -------    -------
Deferred:
  Federal                     -               910     (1,155)
  State                       -               320       (480)
                          -------         -------    -------
                              -             1,230     (1,635)
                          -------         -------    -------
                       $     (827)        $   712  $  (3,676)
                          =======         =======    =======

The tax effects of temporary differences which comprise the deferred income tax assets and liabilities at December 31, 1999 were as follows:

Deferred income tax assets:
	Goodwill                               $ 5,588
	Retirement liabilities                   1,717
	Reserves for contract disallowances
	  and bad debts                          1,179
	Inventory obsolescence reserves            994
	Deferred revenue                           980
	Inventory                                  735
	Deferred gain on sale/leaseback            658
	Workers' compensation reserves             297
	Warranty reserve                           186
	Closure of United Energy Services Corp.    112
	Other                                    1,794
                                              ------
                                              14,240
                                              ------
Deferred income tax liabilities:
	Capitalized software development           921
	Depreciation                               691
	State income taxes                         620
	Unbilled revenue                           273
	Deferred installment sale gain              94
	Prepaid insurance                           79
	Other                                      152
                                              ------
                                               2,830
                                              ------
	Net deferred income tax asset          $11,410
                                              ======

In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets was dependent upon the generation of future taxable income during the periods in which those temporary differences became deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the projections for future taxable income over the periods in which the deferred tax assets were deductible, management believed it was more likely than not that the Company would realize the benefit of these deductible differences at December 31, 1999.

A reconciliation of the statutory income tax rate to the effective tax rate follows:

                                      Three Months Ended
                                        March 31, 2000       1999         1998
                                      -----------------      ----         ----

Federal statutory tax rate                  (34.0)%          34.0%       (34.0)%
State and foreign taxes                      (2.6)           (2.4)        (0.9)
Amortization and write-off of goodwill        1.7             8.5         18.6
Research and development credit                -               -          (1.2)
Foreign sales corporation                      -             (1.8)        (0.6)
Application of annualized effective tax rate (2.8)             -            -
Other, net                                   (0.3)           (1.1)         0.7
                                            ------          ------       ------
       Effective tax rate                   (38.0)%          37.2%       (17.4)%
                                             ====            ====         ====


15. LONG-TERM DEBT:

Long-term debt consisted of the following obligations at December 31, 1999:

Acquisition line of credit (see below)          $  3,500
Note payable, interest due quarterly at 7%,
   principal due 2001                             10,000
Mortgage obligation, $21 due monthly
   to 2001 including interest at 8.5%                446
Capital lease obligations, with monthly
   payments not exceeding $32, with
   maturity dates from 1999 to 2002 and
   interest rates ranging from 7.5% to 10.4%         816
                                                 -------
                                                  14,762
Less current maturities                           (1,115)
                                                 -------
                                                 $13,647
                                                  ======

The aggregate maturities of long-term debt, including the capital lease obligations, were as follows at December 31, 1999:

   2000       $ 1,115
   2001        11,225
   2002           906
   2003           700
   2004           700
   2005           116
               ------
Total         $14,762
               ======

In connection with the aforementioned capital leases and mortgage obligation, the Company had pledged certain property, plant and equipment with a net book value of $5,416.

Long term debt recorded at December 31, 1999 approximated fair market value.

See Note 10 for a discussion of the Company's line of credit borrowings.


16. INVENTORIES:

Inventories consisted of the following at December
31, 1999:

Raw materials and components     $ 9,760
Work in process                    2,995
Finished goods                     6,430
Reserves                          (1,760)
                                  ------
                                 $17,425
                                  ======


17. POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the Company and its subsidiaries were participants in various defined contribution retirement plans.
Employer contributions under these plans were generally at the discretion of the Company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in the first quarter of 2000, the years
1999 and 1998, totaled  $401, $1,321 and $1,442,
respectively.

The Company maintained a contributory defined benefit pension plan for employees of GAI-Tronics Limited, a second tier U.K. subsidiary. Benefits were payable based on years of service and an employee's compensation during the last ten years of employment.
Contributions were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the funded status of the plan as of December 31, 1999.

Discount rate                                   4.50%
Salary escalation                               2.50%
Expected return on plan assets                  7.00%

Change in Benefit Obligation:
   Benefit obligation, beginning balance      $5,713
   Service cost                                  245
   Interest cost                                 247
   Participant contributions                     101
   Actuarial loss                                330
   Benefits paid                                (163)
   Currency translation adjustment              (157)
                                              ------
   Benefit obligation, ending balance         $6,316
                                              ======
Change in Plan Assets:
   Fair value, beginning balance              $5,520
   Actual return                               1,004
   Employer contribution                         204
   Participant contributions                     101
   Benefits paid                                (163)
   Currency translation adjustment              (152)
                                              ------
   Fair value, ending balance                 $6,514
                                              ======

Funded Status - over (under) funded             $198
Unrecognized net actuarial loss                  525
Currency translation adjustment                   (1)
                                              ------
Prepaid benefit cost                            $722
                                              ======
Components of Net Periodic Pension Cost:
   Service cost                                 $245
   Interest cost                                 247
   Expected return                              (381)
   Amortization of unrecognized loss              18
                                              ------
   Net periodic pension cost                    $129
                                              ======

18. CAPITAL STOCK:

Except for voting privileges, shares of Class A and Class B common stock are identical. Class B stockholders must be either directors of the Company, or active employees of the Company or its subsidiaries. They may not sell or transfer such stock without having first extended an offer of sale to the Company.

As of December 31, 1999, there were 11,000,000 authorized shares, 10,000,000 shares of which are common stock and 1,000,000 shares of which are preferred stock. No shares of preferred stock were outstanding as of December 31, 1999.

A Stock Purchase Assistance Plan authorized the
Company to extend loans to officers and other key employees for the purpose of acquiring Company stock.
The loans bear market rate interest, due quarterly, with principal payments generally due in 10 equal annual installments. As of December 31, 1999, loans aggregating $1,131 were outstanding and were reflected as an element of treasury stock.

On October 30, 1996, the Board of Directors adopted a
Shareholder Rights Plan and declared a distribution of one Nonvoting Common Stock Right for each outstanding share of Class A Common Stock and one
Voting Common Stock Right for each outstanding share of Class B Common Stock to stockholders of record at the close of business on November 14, 1996 and for each share of Company Common Stock issued (including shares distributed from Treasury) by the Company thereafter and prior to the date a distribution under the Rights Plan takes place. The threshold for triggering a subsequent distribution of the Rights is ten days following the acquisition by a person of 20% of the Company's stock. Each Nonvoting and Voting
Common Stock Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a "Unit") of Series A and Series B, respectively, Junior Participating Preferred Stock, par value $1.00 per share, at a Purchase Price of $60.00 per Unit, subject to adjustment.


19. STOCK OPTION, AWARD AND PURCHASE PLANS:

The 1996 Long Term Incentive Plan provided for the granting of 1,100,000 stock options, stock appreciation rights and shares of restricted stock.
During 1999, 215,100 stock options were granted, at fair market value, with terms not exceeding ten years and vesting over a three year period. At December
31, 1999, an aggregate of 1,950 options, rights, and restricted shares were available for future grants.

As part of the Long Term Incentive Plan, 45,000 shares of restricted stock were granted during 1998. These shares vested over a three to ten year period, depending upon certain financial achievements. The value of the shares at the time of issuance was recorded in stockholders' equity and amortized over the vesting period. Through 1999, $475 had been expensed. No shares of restricted stock were granted during 1999.
As of December 31, 1999, 156,250 restricted shares were outstanding.

The Directors' Stock Option Plan provided for the granting of 125,000 stock options at an exercise price of 75% of market value at the date of grant.
Participating directors pre-paid the additional 25% of the exercise price from a portion of their annual retainers allocated for that purpose, as an alternative to cash payments of such amounts. During
1999, 31,010 options were granted under the plan.
The options were granted with a twenty year term.  At
December 31, 1999, options to purchase 48,810 shares were available for issue.

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

A summary of stock option activity related to the plans mentioned above is as follows:

                                                   Weighted      Number of
                     Number of   Option Price    Average Price    Shares
                      Shares       Per Share       Per Share    Exercisable
                    ---------    ------------   -------------   -----------
Outstanding at
   Jan. 2, 1998         841,099   $ 9.00-$21.00         $13.61       150,267
Granted                 342,780   $ 6.85-$11.25          $9.44
Exercised                 -             -                 -
Expired               (129,349)   $12.00-$21.00         $14.54
                     ---------
Outstanding at
   Jan. 1, 1999       1,054,530   $ 6.85-$17.50         $12.14       157,714
Granted                 257,310   $ 5.50-$ 9.13          $7.34
Exercised                 -             -                 -
Expired                (80,650)   $ 7.00-$17.50         $14.02
                     ---------
Outstanding at
   Dec. 31, 1999      1,231,190   $ 5.50-$16.00         $11.01       440,545
Granted                   3,500   $ 7.00-$12.50          $9.49
Exercised                 -             -                 -
Expired                (34,750)   $ 6.50-$12.75          $9.60
                     ---------
Outstanding at
   Mar. 31, 2000      1,199,940   $ 5.50-$16.00         $11.05       502,619
                     ==========

The weighted average price per share of exercisable options at March 31, 2000 was $12.91. The weighted average option lives remaining at March 31, 2000, December 31, 1999 and January 1, 1999 were approximately 8 years.

The Company had elected to continue to follow the Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations to account for its stock options. The following pro forma amounts, in accordance with the disclosure requirements of Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" (SFAS 123), were determined as if the Company had accounted for its stock options using the fair value method as described in that statement:

                              Three Months Ended
                                March 31, 2000          1999          1998
                             --------------------     ---------     --------
Net income (loss) from
 continuing operations             $(1,457)             $721        $(17,905)

Net income (loss) from continuing
 operations per share of
 common stock                       $(0.24)            $0.12          $(2.91)


The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk free interest rates of 6.5%, 5.8% and 4.5%; dividend yields of 0.0%, 0.0%
and 0.1%; volatility factors of 31.3%, 20.0% and 24.4%; and average stock option expected life of 5,
5.6 and 5.2.

The weighted average fair value of stock options granted was $3.79, $2.64 and $2.96 per share in 2000, 1999 and 1998, respectively.

Under the Stock Bonus Purchase Plan, certain employees and directors may use up to 50% of their annual incentive compensation and directors fees, respectively, to purchase shares of common stock at fair market value. Employees purchasing shares received a stock bonus as determined by the Board of Directors each year. The Company may grant an aggregate of 200,000 shares under this plan. During
2000, no shares were issued under this plan. As of December 31, 1999, 68,866 shares had been issued, and 131,134 shares remain available for future grants.


20. SPECIAL CHARGES

In connection with the Company's actions to sell its subsidiaries, various members of management and key employees were offered incentives to continue employment through the completion of the sale process. Portions of these incentives are guaranteed to the employees subject to continued employment through December 15, 2000, and the cost will be recognized over the related service period. Other incentives, including sale bonuses and severance, are dependent on completion of sale transactions and will be recognized if and when there is a triggering event.

In the first quarter of 2000, the Company accrued for retention bonuses of $266 and severance costs of $100. The Company also eliminated reserves of $326 due to collection of a note receivable and credits from an insurance company in connection with its conversion to a stock company. The net effect of these adjustments was a $40 increase in selling, general and administration expense.

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

                         January 1,                            December 31,
                            1999                                   1999
Type of Cost              Balance      Additions     Payments     Balance
------------              -------       --------     --------     -------

Employee separations      $  515        $    -       $  (515)      $   -
Facility closings            798             -          (682)         116
Other                        141             -          (141)          -
                        --------        -------      --------     --------
Total                     $1,454        $    -       $(1,338)      $  116
                        ========        =======      ========     ========


21. OPERATING LEASES:

The Company leased, as lessee, facilities, data processing equipment, office equipment and automobiles under leases expiring during the next ten years. Total rental expense under operating lease agreements amounted to $679 in the first quarter of 2000, $1,700 in 1999 and $1,800 in 1998.

In December 1999, the Company entered into a contract for the sale and leaseback of the Industrial
Segment's headquarters and manufacturing facility.
The property had a net book value of $3,534 at the sale date. A gain on the sale of $1,784 was deferred and was being amortized into income over the lease term as a reduction of rent expense. The initial lease term is 14 years with a 2-year renewal option.
The minimum annual rental cost approximates $677.  At
December 31, 1999, other long-term liabilities included $1,645 which represents the non-current portion of the unamortized gain.


22. FINANCIAL INSTRUMENTS:

Letters of credit were issued by the Company during the ordinary course of business through major domestic banks. The Company had outstanding letters of credit, not reflected in the consolidated financial statements, in the amount of $2,228 at December 31, 1999.

Financial instruments which potentially subject the Company to the concentration of credit risk, as defined by SFAS No. 105, consisted principally of accounts receivable. Concentration of credit risk with respect to receivables was limited, as the majority of the balance represents billings for work performed or products sold to various financially secure companies.


23. COMMITMENTS AND CONTINGENCIES:

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


24.	QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a tabulation of the unaudited quarterly financial data for each of the four quarters of the year
1999:


                                           QUARTER ENDED
                       --------------------------------------------------------
                       April 2, 1999  July 2, 1999  Oct. 1, 1999  Dec. 31, 1999
                       --------------------------------------------------------

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


25. SEGMENT INFORMATION:

The Company had three reportable segments: Industrial, Access Products and Wireless. The Industrial Segment developed, assembled and marketed communication systems for industrial operations. Industrial communication products were designed to operate under extraordinary plant conditions and provide emergency notification. In addition, the segment included land mobile radio communications devices. The Access Products Segment designed and marketed voice and data transmission system products. The access products provided access to telecommunications services and automated monitoring and maintenance of telecommunications network performance.
The Wireless Segment's products and services focused on the measurement and analysis of signal strength, data communications and radio frequency transmitted between the wireless phone and cellsites. The Wireless Segment also provided radio frequency engineering design services.

Each reportable segment operated as a separate, standalone business unit with its own management.

The Company evaluated segment performance based on profit or loss from continuing operations before income tax, goodwill amortization and corporate overhead allocation. Profit or loss from continuing operations was determined in accordance with generally accepted accounting principles described in the summary of significant accounting policies. Intersegment sales were not significant. Identifiable assets were those assets used in the operations of a reportable segment and excluded goodwill and deferred taxes. Corporate assets included land, deferred income taxes and other corporate assets. Depreciation and capital expenditures for 1998 will not agree with the Consolidated Statements of Cash Flows because discontinued operations had not been segregated in the Consolidated Statements of Cash
Flows.

Information about the Company's operations by segment for the three months ended March 31, 2000, and the years
1999 and 1998  is as follows:

                                   Industrial    Access Products     Wireless   Consolidated
--------------------------------------------------------------------------------------------
Three months ended March 31, 2000:
 Telecommunications sales              $13,614             $3,392        $8,009      $25,015
                                        ======             ======        ======       ======
 Segment profit (loss)                    ($24)             ($612)         $214        ($422)
                                        ======             ======        ======
 General interest expense                                                               (294)
 General corporate expenses                                                           (1,043)
 Goodwill amortization                                                                  (507)
 Interest and other income                                                                91
                                                                                   ---------
 Pre-tax loss                                                                        ($2,175)
 ===========================================================================================
 Identifiable assets                   $28,719            $13,894       $24,080      $66,693
                                        ======             ======        ======
 Corporate assets                                                                     21,625
 Goodwill                                                                             34,606
                                                                                  ---------
 Total assets, March 31, 2000                                                       $122,924
 ===========================================================================================
 Depreciation                             $436               $150          $488
                                         =====             ======        ======
 Capital expenditures                     $302               $162          $228
                                         =====             ======        ======

 Reconciliation of Other Significant Items:
 Geographic Information                 Sales       Long Lived Assets
 ---------------------------           ------     ----------------------
 United States                         $17,742            $23,382
 United Kingdom                          2,610                904
 Japan                                   1,027                 64
 Israel                                    644                 -
 Italy                                     639                295
 Brazil                                    562                 70
 Other foreign countries                 1,791                564
                                      --------          ---------
                                       $25,015            $25,279
                                      ========          =========
Sales to Major Customers:
Sales to a customer of the Company's Access Products Segment represented approximately
$2,224, or 9% of the Company's consolidated sales. Sales to a customer of the Company's
Industrial and Wireless Segments represented approximately $2,458, or 10% of the
Company's consolidated sales.

                                   Industrial    Access Products     Wireless   Consolidated
--------------------------------------------------------------------------------------------
Year ended December 31, 1999:
 Telecommunications sales              $60,180            $21,149       $34,301     $115,630
                                        ======             ======        ======      ======
 Segment profit (loss)                  $4,006              ($829)       $4,600       $7,777
                                        ======             ======        ======
 General interest expense                                                             (1,117)
 General corporate expenses                                                           (4,272)
 Goodwill amortization                                                                (1,699)
 Restructuring and other charges                                                        (650)
 Reversal of reserves                                                                  1,000
 Interest and other income                                                               873
                                                                                   ---------
 Pre-tax income                                                                       $1,912
 ===========================================================================================
 Identifiable assets                   $28,733            $13,909       $26,165      $68,807
                                        ======             ======        ======
 Corporate assets                                                                     20,978
 Goodwill                                                                             34,762
                                                                                   ---------
 Total assets, December 31, 1999                                                    $124,547
 ===========================================================================================
 Depreciation                           $1,967               $699        $1,887
                                         =====             ======        ======
 Capital expenditures                     $878               $441        $2,189
                                         =====             ======        ======

Reconciliation of Other Significant Items:
 Geographic Information               Sales          Long Lived Assets
 -----------------------------       ------        ----------------------
 United States                       $75,376              $22,886
 United Kingdom                        9,084                  851
 Japan                                 4,589                   64
 Mexico                                3,638                  -
 Brazil                                3,116                   70
 China                                 1,716                   64
 Other foreign countries              18,111                  787
                                  ----------           ----------
                                    $115,630              $24,722
                                   ==========          ==========
Sales to Major Customers:
Sales to a customer of the Company's Access Products Segment represented approximately
$11,701, or 10% of the Company's consolidated sales. Sales to a customer of the Company's
Industrial and Wireless Segments represented approximately $12,364, or 11% of the Company's consolidated sales.

                                   Industrial    Access Products     Wireless   Consolidated
--------------------------------------------------------------------------------------------
Year ended January 1, 1999:
 Telecommunications sales              $64,033            $25,160       $30,089     $119,282
                                        ======             ======        ======       ======
 Segment profit                         $6,011               $325        $2,427       $8,763
                                        ======             ======        ======
 General interest expense                                                             (1,294)
 General corporate expenses                                                           (4,598)
 Goodwill amortization                                                                (1,485)
 Goodwill impairment, restructuring and other charges                                (23,089)
 Net insurance reserve reversal and other                                                267
 Interest income                                                                         301
                                                                                   ---------
 Pre-tax loss from
   continuing operations                                                            ($21,135)
 ===========================================================================================
 Identifiable assets                   $34,994            $15,052       $17,947      $67,993
                                        ======             ======        ======
 Corporate assets                                                                     21,962
 Goodwill                                                                             28,500
                                                                                   ---------
 Total assets, January 1, 1999                                                      $118,455
 ===========================================================================================
 Depreciation                           $2,047             $1,066        $1,530
                                         =====             ======        ======
 Capital expenditures                   $3,262               $218        $2,007
                                         =====             ======        ======

 Reconciliation of Other Significant Items:
 Geographic Information               Sales          Long Lived Assets
 -----------------------------       --------      ----------------------
 United States                       $76,413              $25,323
 United Kingdom                       10,527                1,096
 Japan                                 5,262                   -
 Brazil                                4,996                  109
 China                                 2,920                   99
 Taiwan                                2,285                   -
 Other foreign countries              16,879                  333
                                    --------             --------
                                    $119,282              $26,960
                                    ========             ========
Sales to Major Customers:
Sales to a customer of the Company's Access Products Segment represented approximately
$14,605, or 12% of the Company's consolidated sales. Sales to a customer of the Company's
Industrial and Wireless Segments represented approximately $11,058, or 9% of the
Company's consolidated sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

The names, ages and present positions of the directors and executive officers of Salient 3
Communications, Inc. as well as other
relevant information are set forth below:

                                                                  Year In Which
                                                                   First Became
Name                       Age       Position With Company           Director
----                       ---       ---------------------        --------------

John W. Boyer, Jr. . . . .  72             Director                        1984
Timothy S. Cobb . . . . . . 59    Chairman of the Board, President         1993
                                    and Chief Executive Officer
Dennis E. Foster . . . . .  60             Director                        1998
Thomas F. Hafer . . . . . . 52   Senior Vice President, General Counsel    ----
                                         and Secretary
Robert E. LaBlanc . . . . . 67             Director                        1997
Donald E. Lyons  . . . . .  71             Director                        1989
Paul H. Snyder . . . . . .  53   Senior Vice President, Chief              1995
                                 Financial Officer and Director
Dennis F. Strigl . . . . .  54             Director                        1998
Donald K. Wilson, Jr.  . .  65             Director                        1990

Mr. Boyer retired in May 1993 as Chairman of
Philadelphia Suburban Corporation whose principal subsidiary, Philadelphia Suburban Water Company, is a regulated water utility. Mr. Boyer served in various senior executive positions with that company since 1981. He is a director of The
Rittenhouse Trust Company.

Mr. Cobb has been Chairman of the Board since
July 1995, Chief Executive Officer of the Company
since March 1994 and President and Chief Operating
Officer of the Company since October 1993.  He
served as President of Gilbert/Commonwealth, Inc.,
then a subsidiary of the Company, from January 1991
to September 1993 and as President of GAI-Tronics,
a subsidiary of the Company, from June 1988 to
December 1990.   He is a director of Central
Vermont Public Service Corporation.

Mr. Foster retired in 2000 as Vice Chairman of
ALLTEL Communications, Inc., which provides telecommunications and information services. He had assumed that position when it merged with 360 Degree
Communications Company, formerly Sprint
Corporation's cellular and wireless division, in 1998. Mr. Foster had been President and Chief
Executive Officer of 360 Degree Communications Company since January 1996. Mr. Foster joined Sprint in
1992 as Senior Vice President of operations for its local telecommunications division and became
President and Chief Operating Officer of its cellular and wireless division in March 1993.
Prior to joining Sprint, Mr. Foster held management positions in the areas of marketing, regulatory and corporate strategic planning, as well as operational assignments with AT&T and GTE. He serves on the board of ALLTEL Corporation, NiSource
Corporation and Yellow Corporation and is a trustee of the University of Findlay in Ohio.

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

Mr. LaBlanc has served as President of Robert
E. LaBlanc Associates, Inc., an information technologies consulting and investment banking firm, since 1981. Prior to that, he was Vice
Chairman of Continental Telecom, Inc., a major telecommunications services company now merged with GTE. Mr. LaBlanc began his career in the former
Bell System and served as telecommunications analyst and general partner with Salomon Brothers, Inc., before joining Continental. He is a director of Chartered Semiconductor Manufacturing Ltd.,
Storage Technology Corporation, The Titan
Corporation, Tribune Company, and two families of Prudential Mutual Funds.

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

Mr. Snyder was appointed Vice President of the Company in September 1995 and Senior Vice President in February 1997. He has been Chief Financial
Officer of the Company since August 1995. He served as Vice President and Chief Financial
Officer of The Dreyfus Corporation from August 1994 until joining the Company. For more than five years prior to joining Dreyfus, Mr. Snyder served as Senior Vice President and Chief Financial
Officer of Mellon PSFS.  Mr. Snyder became Senior
Vice President and Chief Financial Officer of
DecisionOne Corporation, a provider of multivendor computer maintenance services, in February 2001.

Mr. Strigl has served as President and Chief
Executive Officer of Verizon Wireless since April
2000 and Executive Vice President of Verizon
Communications since June 2000. Prior to that, he served as President and Chief Executive Officer of Bell Atlantic Mobile since 1991 and as Group
President and Chief Executive Officer of Bell
Atlantic Global Wireless Group since 1997. He joined Bell Atlantic Mobile in 1989, serving as Vice President-Product Management for Network
Services and later as Vice President-Operations and Chief Operating Officer, and a member of the Board of Directors of New Jersey Bell. Mr. Strigl is a director of Anadigics, Inc. and the Executive
Committee of the Cellular Telecommunications
Industry Association, serving as Chairman of the latter for 1996-1997.

Mr. Wilson is currently a partner of Green, Wilson, & Associates, management consultants, in Hartford, Connecticut. From 1994 until the end of 1998, Mr. Wilson was a consultant with American
Phoenix Corporation of Connecticut, an insurance brokerage company. In 1994, he retired as Executive Vice President of The Hartford Steam
Boiler Inspection and Insurance Company, which he had served in various capacities since 1962 and which is engaged in insurance underwriting, investments and engineering. He is also a director of Spencer Turbine Company in Windsor, Connecticut.

The terms of office for all directors will expire at the completion of the Company's dissolution and liquidation.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common shares. These persons are also required to furnish the Company with copies of Section 16(a) forms they file.

To our knowledge, based solely on the review of such reports furnished to us and written representations from these individuals that no other reports were required, during fiscal 2000 such individuals complied with all Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION AND OTHER
INFORMATION

Dollar amounts in Item 11 are in actual dollars and are not rounded.

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 2000, 1999 and 1998, the cash compensation paid by the Company, as well as other compensation paid, accrued or awarded for those years, to the Company's Chief Executive
Officer and to each of the remaining most highly compensated Executive Officers whose total annual salary and bonus exceeded $100,000 in fiscal 2000
(collectively, the "Executive Officers").

                                                 Summary Compensation Table

                                                                Long-Term Compensation
                                                         ----------------------------------
                                                                  Awards            Payouts
                                      Annual             ----------------------     --------
                                   Compensation           Restricted  Securities
Name and                     -------------------------      Stock     Underlying      LTIP        All Other
Principal Position            Year    Salary     Bonus    Awards(2)   Options (3)  Payouts(4)  Compensation
-------------------          -----   -------     ------    --------    --------     --------   ------------
T. S. Cobb                    2000    $300,000   $50,000(1) $    -            -    $1,419,221      $882,887 (5)
President & Chief             1999     390,000       -           -            -           -          28,723
Executive Officer             1998     390,000   150,000     209,000       55,000         -          29,113

T. F. Hafer                   2000     206,725    62,708(1)      -            -       731,041        67,700 (5)
Sr. Vice President, General   1999     215,000       -           -            -           -          23,723
Counsel & Secretary           1998     205,000    60,000      83,600       18,700         -          24,113

P. H. Snyder                  2000     214,926    64,167(1)      -            -       739,291        68,739 (5)
Sr. Vice President &          1999     220,000       -           -            -           -          23,723
Chief Financial Officer       1998     210,000    60,000      83,600       22,000         -          24,113

____________

(1) The amounts indicated were paid under the Company's Annual Incentive Plan. The Executive Officers are also entitled to receive payments under the Company's Special Incentive
Plan as a result of the completion of the sales of the Company's subsidiaries, with respect to which partial payments were made in early 2001. As of December 29, 2000, the Company has accrued $3,200,000 as the estimated amount payable for sale bonus awards. The Executive Officers are eligible to receive an aggregate of 90% of the award pool.

(2) In connection with the adoption of the Plan in April 2000, the Board of Directors authorized full vesting of all restricted stock. At
December 29, 2000, Mr. Cobb held 80,500 shares, which had been awarded as restricted stock, with an aggregate value (after the $12 per share liquidating distribution) of $191,188;
Mr. Snyder held 30,300 shares valued at $71,963 and Mr. Hafer held 30,300 shares valued at $71,963.

(3) In July 2000, all outstanding stock options were fully vested. In August 2000, all options were converted to Limited Stock Appreciation Rights
(LSAR) entitling the holder to receive cash payments equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. At December 29, 2000, Mr.
Cobb, Mr. Hafer and Mr. Snyder held 252,000,
78,700 and 84,000 LSARs respectively.

(4) Payouts under Long-Term Incentive Plans (LTIP)
include the following:
                                Mr. Cobb     Mr. Hafer      Mr. Snyder
                                --------     ---------      ----------
Restricted stock vesting        $777,328      $292,584       $292,584
Deferred dividends on
 restricted stock                 24,950         8,750          8,750
Benefit equalization plan        479,443       382,957        382,957
Liquidating distribution
 on LSARs                        137,500        46,750         55,000
                               ---------       -------        -------
                              $1,419,221      $731,041       $739,291
                               =========       =======        =======

(5) Includes: (a) for Mr. Cobb, Mr. Snyder, and Mr.
Hafer, non-compete payments of $858,462,
$47,231 and $46,192, respectively; (b) for Mr.
Cobb, Mr. Snyder, and Mr. Hafer, Company contributions of $11,900 to each of their accounts under the Company's Retirement Savings
Plan and $1,275 to each of their accounts in the Company's Stock Purchase Program; (c) for
Mr. Cobb, Mr. Snyder and Mr. Hafer, taxable expense reimbursements of $11,250, $8,333 and $8,333, respectively.


Stock Options

No stock options were granted to Executive
Officers during 2000.

Aggregate Option Exercises and Year-End Values

No stock options were exercised by Executive
Officers during 2000. In August 2000, all outstanding stock options were converted to LSARs (see Note 3 to Summary Compensation
Table).

Compensation Committee Interlocks

There were no Executive Development Committee interlocks in 2000.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Effective January 1, 2000, the Executive Officers have entered into individual employment agreements with the Company. Mr. Cobb serves as president and chief executive at an initial base salary of $390,000 per year. Mr. Hafer serves as senior vice president, general counsel and secretary at an initial base salary of $215,000 per year. Mr. Snyder serves as senior vice president and chief financial officer at an initial base salary of $220,000 per year.

In addition, each of Messrs. Hafer, Snyder and Cobb are eligible to receive target annual incentive compensation equal to 35%, 35% and 75%, respectively, of his base salary, with the maximum annual incentive compensation to be equal to 70%, 70% and 150%, respectively, of his base salary.

The initial term of each Executive's Officer's employment agreement is two years and is automatically extended for successive one-year periods, beginning on January 1, 2002, and each January 1 thereafter, unless the Company terminates the agreement by written notice to the executive at least 90 days beforehand, or there is a change of control of the Company, in which case the term is automatically extended for two years beginning on the date of the change in control.

A change in control is defined in the
employment agreements to include a sale of substantially all of the Company's assets, which occurred by virtue of the sale of the Company's subsidiaries, or approval of the dissolution and the plan of liquidation, which occurred in July
2000.

Within two years after a change in control, if the Company terminates any of the three executives without cause, other than due to death or disability, or the executive terminates his employment for good reason, the Company will provide him with:

    (a) a cash lump sum payment of:
         - any unpaid base salary through his
           termination date;
         - for Mr. Cobb only, as severance
           payment, an amount equal to the sum
           of his base salary plus his target
           annual bonus for the year of
           termination;

    (b) as a non-compete payment, an amount equal to two times his base salary plus his target annual bonus, each for the year of termination, payable in twenty-four equal monthly installments starting as soon as practicable after his termination date;

    (c) continuing benefits under the Company's welfare benefit plans and programs for two years following termination, plus an additional year for Mr. Cobb;

    (d) outplacement services for twelve months, not to exceed 15% of his base salary; and

    (e) any other compensation or benefits owed under his employee agreement or any of the Company's plans or programs, including for Mr. Hafer, a benefit equalization plan equal to the benefit that would be payable to Mr. Snyder if his employment were terminated at such time.

The employment agreements also provide that, if any payment(s) the Company makes to an executive, whether under his employment agreement or otherwise, cause that executive to incur an excise tax under Section 4999 of the Internal Revenue Code
(relating to parachute payments made in connection with a change in control), the Company will make an additional tax "gross-up" payment to him such that, after the payment of all taxes due with respect to both the initial payments(s) and the tax
"gross-up" payment (including any related penalties or interest), the executive receives a net payment equal to the amount he would have received had the excise tax under Section 4999 of the Internal
Revenue Code not applied.

Each executive originally agreed in his
employment agreement not to compete with the Company for one year after his termination date in any geographic area where the Company's businesses are operated. Additionally, each executive has agreed not to solicit the Company's employees for one year after his termination date and to maintain the confidentiality of the Company's information.
Effective as of June 1, 2000, the employment agreements were amended, with the consent of each of the three executives. The amendments extend the promises not to compete and not to solicit employees to two years following termination of the executive's employment and expand them to prohibit competition with, and solicitation of employees of, the Company and the businesses of the Company's subsidiaries, whether or not such subsidiaries continue to be subsidiaries of the Company.

Mr. Cobb's employment was terminated September 30,
2000 and Mr. Hafer's and Mr. Snyder's employment was terminated October 31, 2000. Mr. Hafer and Mr.
Snyder have been re-engaged in their former positions at revised compensation levels to oversee the liquidation and dissolution.

In 1989, the Board of Directors adopted a Benefit Equalization Plan which provides supplemental retirement income to several retired officers of the Company and its subsidiaries. In
1997, the Board added Messrs. Cobb, Snyder and
Hafer to the Plan. Payments under the Plan will be made to those three Executive Officers only to the extent that income from Social Security, the Company-paid portions of Company retirement plans, and the value of any restricted stock which has vested by the passage of time do not equal 50% of an individual's average annual salary for the three highest paid years. The plan is unfunded and terminates for a participant upon termination of employment for any reason other than retirement, death or disability. However, if a participant is terminated for any reason within three years following a change in control, (as defined in the plan) then he will be entitled to receive a lump sum payment, in lieu of any other benefits under the plan, equal to the actuarial present value of the payment to which he would have otherwise become entitled had he retired upon the date of such termination. That lump sum payment will not be reduced to reflect its commencement prior to the participant's normal retirement date under the plan
(age 65). Pursuant to Mr. Hafer's employment agreement with the Company, upon termination of his employment with the Company for any reason following a change in control, Mr. Hafer will be entitled to a benefit under the plan equal to the benefit that would be payable to Mr. Snyder under the plan if he were terminated at the time of Mr.
Hafer's termination. Following the change in control and termination of these executives, Mr.
Cobb, Mr. Hafer and Mr. Snyder were paid $479,443,
$382,957 and $382,957, respectively, under this plan in 2000.

In December 1999, the Board of Directors adopted the
Special Incentive Plan in order to provide incentives for the Company's executives who are in positions to contribute materially to the successful sale of the Company's business. The plan was amended on May 16, 2000 in order to qualify for an exemption from the limitations of Section 162(m) of the Internal Revenue
Code and was approved by the stockholders on July 21, 2000. The Executive Officers are eligible to receive sale bonus awards based on the aggregate net proceeds the Company receives from sales of its subsidiaries, less certain indebtedness and other liabilities. The final amount of the sale bonus awards is uncertain, pending receipt of amounts held in escrow and collectible under promissory notes and the determination of the cost of all obligations during the period of dissolution.
As of December 29, 2000, the Company has accrued $3,200,000 as the estimated amount payable for sale bonus awards.
The Executive Officers are eligible to receive an aggregate of 90% of the award pool.

Director Compensation

Each Board member, other than officers of the Company, receives an annual retainer of $18,000;
committee chairmen receive an additional $5,000.
Each such director also receives $1,000 for each committee or Board meeting attended.

In 1996 the Board adopted, and the stockholders
approved, the Directors' Stock Option Plan.  Under
the terms of that plan, each non-employee Board
member may elect to receive stock options in lieu
of all or a specified portion of his annual
retainer to be earned during that year.   In July
2000, all outstanding options were fully vested and the options were exercised prior to the Company filing its certificate of dissolution.


ITEM 12.   BENEFICIAL OWNERSHIP OF EQUITY
SECURITIES BY CERTAIN PERSONS

As of February 15, 2001, the number and
percentage of equity securities of the Company beneficially owned by (i) each of the directors, (ii) each Executive Officer named in the Summary
Compensation Table, (iii) all Executive Officers and directors of the Company as a group and (iv) all holders of more than five percent (5%) of the Class B common stock are set forth in the following table:

                                  Class B        Percentage       Class A       Percentage
Individuals                     Common Stock    of Class (1)    Common Stock   Of Class (1)
-----------                     ------------    ------------    ------------   ------------
J. W. Boyer, Jr                      810             *  %          14,400            *
T. S. Cobb                       136,001 (2)       48.1               ---           ---
D. E. Foster                       4,836            1.7             4,430            *
T. F. Hafer                       40,551 (2)       14.4               ---           ---
R. E. LaBlanc                        ---            ---               ---           ---
D. E. Lyons                        4,238            1.5            13,775            *
P. H. Snyder                      57,239           20.3               ---           ---
D. F. Strigl                       3,732            1.3             8,860            *
D. K. Wilson, Jr                   2,585             *             17,975            *

All Executive Officers, directors
 as a group (nine persons)       249,992 (2)       88.5            59,440           1.0

(1) Asterisks indicate beneficial ownership of less than 1% of the outstanding shares of the class.

(2) Includes shares purchased through February 15,
2001 on behalf of Mr. Cobb under the Company's
Stock Purchase Program and shares for Mr. Hafer from contributions to the Payroll Stock
Ownership portion of the Retirement Savings
Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Dollar amounts in Item 13 are in actual dollars and are not rounded.

Indebtedness of Management

Under the provisions of the Stock Purchase
Assistance Plan, selected key executives of the Company and certain subsidiaries were extended
Company loans for the purpose of acquiring Company stock as well as to refinance loans previously incurred in the purchase of Company stock. All loans were full recourse loans, evidenced by promissory notes, and were secured by the shares purchased or refinanced with the loan proceeds.
Loan interest, at the Company's approximate cost of borrowing, was payable quarterly with principal payments generally due in ten equal annual installments.

Under the provisions of the plan, $444,338 was advanced to seven individuals during 2000.
Advances to Mr. Cobb, Mr. Snyder and Mr. Hafer represented 51.5%, 19.4% and 19.4%, respectively, of the total advanced. The largest aggregate amount of indebtedness outstanding during 2000 under the plan for Messrs. Cobb, Snyder and Hafer was $602,923, $283,251 and $166,166 respectively.
The rate of interest charged on the indebtedness ranged from 7.07% for the first fiscal quarter of 1999 to 8.13% for the third fiscal quarter of 2000.
The loans were repaid in full using proceeds from the initial liquidating distribution in September
2000.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K.

(a) The financial statements filed herewith under Part II, Item 8, include the statement of net assets in liquidation (liquidation basis) as of December 29, 2000, the statement of changes in net assets in liquidation (liquidation basis) for the nine months ended December 29, 2000, the consolidated balance sheet (going-concern basis) at December 31, 1999, and the consolidated statements of operations, stockholders' equity and cash flows (going-concern basis) for the three months ended March 31, 2000 and years 1999 and 1998 of Salient 3 Communications, Inc. and its subsidiaries.

(b) The Company did not file any Form 8-K during the fourth quarter of 2000.

(c) Exhibits.

    2 Plan of Dissolution and Liquidation approved by the stockholders on July 21, 2000. Incorporated by reference to Annex F to the Proxy Statement for the Annual Meeting of Stockholders held July 21, 2000.

    3.1  Amended Certificate of Incorporation of Salient 3
         Communications, Inc. as currently in effect.
         Incorporated by reference to Exhibit 3(i) to the Quarterly Report of the Company on Form 10-Q for the period ended July 4, 1997 (File No. 0-12588).

    3.2 Amended By-laws of Salient 3 Communications, Inc. as currently in effect. Incorporated by reference to Exhibit 3(ii) to the Quarterly Report of the Company on Form
         10-Q for the period ended July 4, 1997 (File No. 0-12588).

    10.1 Stock Purchase Agreement dated as of June 6, 2000 between Salient 3 Communications, Inc. and Hubbell Incorporated. Incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Stockholders held July 21, 2000.

    10.2 Stock Purchase Agreement dated as of May 11, 2000 between Agilent Technologies, Inc and Salient 3 Communications, Inc. Incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders held July 21, 2000.

    10.3 Escrow Agreement dated as of July 25, 2000 between Chase Manhattan Bank and Trust Company, NA, Agilent Technologies, Inc. and Salient 3 Communications, Inc. Incorporated by reference to Annex D to the Proxy Statement for the Annual Meeting of Stockholders held July 21, 2000.


The following Exhibits 10.4 through 10.7 are compensatory plans or arrangements required to be filed as exhibits to this Annual
Report on Form 10-K pursuant to Item 14(c):

    10.4 Salient 3 Communications, Inc. Employment
         Agreement with Timothy S. Cobb, effective
         January 1, 2000. Incorporated by reference to Exhibit 10.1 of the Quarterly Report of the Company on Form 10-Q for the fiscal period ended June 30, 2000 (File No. 0-12588).

    10.5 Salient 3 Communications, Inc. Employment
         Agreement with Paul H. Snyder, effective
         January 1, 2000. Incorporated by reference to Exhibit 10.2 of the Quarterly Report of the Company on Form 10-Q for the fiscal period ended June 30, 2000 (File No. 0-12588).

    10.6 Salient 3 Communications, Inc. Employment
         Agreement with Thomas F. Hafer, effective
         January 1, 2000. Incorporated by reference to Exhibit 10.3 of the Quarterly Report of the Company on Form 10-Q for the fiscal period ended June 30, 2000 (File No. 0-12588).

    10.7 Salient 3 Communications, Inc. Special
         Incentive Plan, effective December 7, 1999.
         Incorporated by reference to Annex I to the Proxy Statement for the Annual Meeting of
         Stockholders held July 21, 2000.

    21 The Company had no subsidiaries at the close of business on December 29, 2000.
         All previously owned subsidiaries were sold on or before that date.

    99.1 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of the Stock Purchase Program for Employees of Salient 3 Communications, Inc. and its subsidiaries for the year ended December 31, 2000. (To be filed by amendment.)

(d) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves is set forth below.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders and Board of Directors, Salient 3
Communications, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 27, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(d) in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

				Arthur Andersen LLP
Philadelphia, Pennsylvania
March 27, 2001


SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the three months ended March 31, 2000 and the years 1999 and 1998

                  Column A            Column B       Column C        Column D         Column E        Column F
                                     Balance at      Additions                                       Balance at
                                      Beginning      Charged to                          Other          End of
               Description            of Period   Costs and Expenses  Deductions         Changes        Period
               -----------           ----------   ------------------  ----------         -------      ---------
Three months ended March 31, 2000:
    Allowance for doubtful accounts    $  1,556        $  462           $  57   (A)       $  3    (C)  $  1,964
                                          =====         =====           =====            =====            =====
    Estimated liability for
      contract losses                  $  1,756        $ -              $ -               $ -          $  1,756
                                          =====         =====           =====            =====            =====

    Inventory reserves                 $  1,760        $  249           $  64             $(11)   (C)  $  1,934
                                          =====         =====           =====            =====            =====

    Restructuring reserves             $    116        $  -             $ 116             $ -          $    -
                                          =====         =====           =====            =====            =====

1999:
    Allowance for doubtful accounts    $  1,711        $  251           $ 585   (A)       $ 42    (G)  $  1,556
                                          =====         =====           =====              137    (C)     =====
                                                                                         =====
    Estimated liability for
      contract losses                  $  1,756        $ -              $  -              $ -          $  1,756
                                          =====        =====            =====            =====            =====

    Inventory reserves                 $  3,855        $ 547           $2,832             $201    (F)  $  1,760
                                          =====        =====            =====              (11)   (C)     =====
                                                                                         =====

    Restructuring reserves             $  1,454        $ -             $1,338             $ -          $    116
                                          =====        =====            =====            =====            =====

1998:
    Allowance for doubtful accounts    $  1,680        $ 300           $  (27)  (A)       $ 55    (E)  $  1,711
                                          =====        =====            =====             (351)   (C)     =====
                                                                                         =====
    Estimated liability for
      contract losses                  $  1,470        $ 300           $   14   (B)       $ -          $  1,756
                                          =====        =====            =====            =====            =====

    Inventory reserves                 $  2,190        $ 493           $  668             $ 16    (E)  $  3,855
                                          =====        4,353  (D)       2,880              351    (C)     =====
                                                       =====            =====            =====

    Restructuring reserves             $    -         $2,401  (D)      $  947             $ -          $  1,454
                                          =====        =====            =====            =====            =====

    (A)  Uncollectible accounts written off.
    (B)  Contract losses realized.
    (C)  Reclassification of reserves.
    (D)  Second quarter 1998 non-recurring charge.
    (E)  Acquisition of Elemec.
    (F)  Acquisition of Irmel.
    (G)  Acquisition of ComOpt.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2001.


                            SALIENT 3 COMMUNICATIONS, INC.

                              By /s/T. S. Cobb
                                 -------------
                                 T. S. Cobb
                                 Chairman, President and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                  Title                         Date
----------                 ------                        ----
                         Chairman, President and Chief
                         Executive Officer
                         (Principal Executive
/s/T. S. Cobb            Officer)and Director            March 27, 2001
-------------
T. S. Cobb


                          Senior Vice President and
                          Chief Financial Officer
                          (Principal Financial
                          and Accounting Officer)
/s/P. H. Snyder           and Director                    March 27, 2001
---------------
P. H. Snyder


/s/J. W. Boyer, Jr.       Director                        March 27, 2001
-------------------
J. W. Boyer, Jr.


/s/D. E. Lyons            Director                        March 27, 2001
--------------
D. E. Lyons


/s/D. K. Wilson, Jr.      Director                       March 27, 2001
--------------------
D. K. Wilson, Jr.


/s/R. E. LaBlanc          Director                       March 27, 2001
----------------
R. E. LaBlanc


/s/D. E. Foster           Director                       March 27, 2001
---------------
D. E. Foster


/s/D. F. Strigl           Director                       March 27, 2001
---------------
D. F. Strigl