Form 10-Q
period 2001-03-30
SALIENT 3 COMMUNICATIONS INC
filed 2001-05-14
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. - 20549
                         _________________________
                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2001

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

                               (610) 856-5500
_____________________________________________________________________________
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X       No


                                          Class A       Class B
                                          -------       -------
Number of shares of each class of
common stock outstanding as of
March 30, 2001 (excluding 2,770,476
Class A treasury shares):                5,939,993     274,831
                                         ---------     -------


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information	Pages


Item 1.
 Statements of Net Assets in Liquidation (Liquidation Basis)at
  March 30, 2001 (unaudited) and December 29, 2000

 Statement of Changes in Net Assets in Liquidation
  (Liquidation Basis)for the three months ended
  March 30, 2001 (unaudited)

 Consolidated Condensed Statement of Operations (Going-
  Concern Basis)for the three months ended
  March 31, 2000

 Consolidated Condensed Statement of Cash Flows (Going-
  Concern Basis) for the three months ended
  March 31, 2000

 Notes to Financial Statements


Item 2.

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations


Item 3.

 Quantitative and Qualitative Disclosures About Market Risk



Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K


Signatures




Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Statements of Net Assets in Liquidation (Liquidation Basis)
 March 30, 2001 (Unaudited) and December 29, 2000
 (000's except for share and per share information)


                                                   March 30,        December 29,
                                                      2001              2000
                                                   ---------        -----------
 ASSETS

 Cash and cash equivalents                       $    12,224       $    18,426

 Investments in liquidation                           15,239            14,837

 Income tax refunds receivable                         4,565             3,980

 Other assets                                          4,176             4,198
                                                      ------            ------
         Total Assets                                 36,204            41,441
                                                      ------            ------



 LIABILITIES

 Accrued and other liabilities                   $    15,263       $    20,661
                                                      ------            ------


         Net assets in liquidation               $    20,941       $    20,780
                                                      ======            ======

         Number of common shares outstanding       6,214,824         6,214,824
                                                   =========         =========

         Net assets in liquidation               $      3.37       $      3.34
           per outstanding share                        ====              ====



 The accompanying notes are an integral part of these financial statements.


Salient 3 Communications, Inc. and Subsidiaries
Statement of Changes In Net Assets In Liquidation (Liquidation Basis) Three Months Ended March 30, 2001 (Unaudited)
(000's)



Net assets in liquidation, beginning of period       $    20,780
                                                          ------
Changes in estimated liquidation values
  of assets and liabilities:
  Investments in subsidiaries                               (474)
  Other assets                                               297
  Accrued and other liabilities                             (247)
  Income taxes                                               585
                                                          ------
  Net changes in estimated liquidation values                161
                                                          ------
Liquidating distribution to stockholders                     -
                                                          ------
Net assets in liquidation, end of period             $    20,941
                                                          ======

Supplemental Cash Information:
Changes in cash and cash equivalents
  Net payments related to
   sales of subsidiaries                             $      (876)
  Cash receipts for other assets                             319
  Payment of accrued liabilities                          (5,645)
                                                          ------
Net changes in cash and cash equivalents             $    (6,202)
                                                          ======


 The accompanying notes are an integral part of this financial statement.


 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statement of Operations (Going-Concern Basis) Three Months Ended March 31, 2000
 (000's except for share and per share information)



 Sales                                          $    25,015
 Cost of goods sold                                  14,668
                                                     ------
 Gross profit                                        10,347

 Selling, general and administration                  9,616
 Research and development                             2,161
 Goodwill amortization                                  507
                                                     ------
 Operating loss                                      (1,937)
                                                     ------
 Interest and other income                               91
 Interest expense                                       329
                                                     ------
 Pre-tax loss                                        (2,175)
                                                     ------
 Benefit for taxes on loss                             (827)
                                                     ------

 Net loss                                       $    (1,348)
                                                     ======

 Net loss per share of common
   stock (basic and diluted)                    $     (0.23)


 Basic weighted average shares
   outstanding                                    5,989,073


 The accompanying notes are an integral part of this financial statement.


 Salient 3 Communications, Inc. and Subsidiaries
 Consolidated Condensed Statement of Cash Flows (Going-Concern Basis) Three Months Ended March 31, 2000
 (000's)


 Cash flows from operating activities:

 Net loss                                                        $(1,348)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization                                 2,026
     Reserve provisions                                              711
     Changes in current assets and current liabilities:
      Accounts receivable and unbilled revenue                     3,696
      Inventories                                                 (1,196)
      Other current assets                                          (843)
      Accounts payable and salaries and wages                     (2,142)
      Other accrued liabilities                                     (572)
      Income taxes, currently payable                                (89)
     Other, net                                                       47
                                                                   -----
  Net cash provided by operating activities                          290
                                                                   -----
 Cash flows from investing activities:

 Payments for acquisition, net of cash acquired                     (351)
 Payments for property, plant and equipment                         (601)
 Software development costs                                       (1,475)
                                                                   -----
  Net cash used for investing activities                          (2,427)
                                                                   -----
 Cash flows from financing activities:

 Payments of long-term debt                                         (183)
 Borrowings under note payable                                     2,995
 Issuance of treasury stock in connection
   with stock purchase plan                                           32
 Payments to acquire treasury stock                                 (103)
 Other, net                                                         (260)
                                                                   -----
  Net cash provided by financing activities                        2,481
                                                                   -----
 Net increase in cash and cash equivalents                           344

 Cash and cash equivalents at beginning of period                  1,687
                                                                   -----
 Cash and cash equivalents at end of period                      $ 2,031
                                                                   =====
 Supplemental cash flow disclosures:

 Interest paid                                                   $   321
                                                                   =====
 Income taxes paid, net of refunds received                      $   150
                                                                   =====


 The accompanying notes are an integral part of this financial statement.


SALIENT 3 COMMUNICATIONS, INC AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2001
(UNAUDITED)
(000's except for share and per share information)


1.  GENERAL

The interim financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial information for the interim periods. Such adjustments are of a normal recurring nature. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q should refer to the Company's annual report on Form 10-K for the year ended December 29, 2000 for further information.


LIQUIDATION BASIS STATEMENTS


2.  PLAN OF DISSOLUTION AND LIQUIDATION AND BASIS OF ACCOUNTING

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

Prior to June 30, 2000, seven stockholders, who together control more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan and in favor of the sales of SAFCO Technologies, Inc. (SAFCO) and GAI-Tronics Corporation (GTC). As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds realizable from the sale of the Company's subsidiaries and other assets, (ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and
(iv) the actual timing of distributions. An initial liquidating distribution of $12.00 per share was paid on September 8, 2000.

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


3.  INVESTMENTS IN LIQUIDATION

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after March 30, 2001 and December 29, 2000, less related unpaid costs of the sales, and the estimated net realizable value of the building occupied by XEL.

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

The Company is providing certain indemnifications to the buyers of SAFCO and GTC under the representations and warranties sections of the purchase agreements. It is not possible to predict what claims could possibly be asserted by buyers or what values those potential claims could have. As of March 30, 2001, the Company is not aware of any such indemnification claims. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying the buyers.

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president, for $4,900 in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit which expired on March 31, 2001. The working capital loan, plus interest at 5% per annum, is due December 29, 2002. In March 2001, XEL obtained a $1,000 bank line of credit and the Company provided a guaranty for a maximum of $500 of XEL debt. The guaranty expires May 31, 2001. As of March 31, 2001, no amounts were borrowed under the bank line of credit. If XEL is resold to another party prior to December 30, 2002, the Company would receive full payment on the note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL is resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds in excess of $5,000. If there is a default in payment of the principal or interest on the promissory note, the Company has the right to retake control of XEL. The note is valued at $1,900 in the statement of net assets in liquidation based on the estimated realizable values of XEL's net assets. The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to unrelated third parties.


4.  INCOME TAXES

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


5.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain asserted and unasserted claims at March 30, 2001. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sales and carry out the Plan and legal and accounting fees expected to be incurred during the period of liquidation. Accrued liabilities also include the estimated future distributions to holders of limited stock appreciation rights.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.


6.  OPTIONS AND WARRANTS

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000. The estimated remaining liability for settlement of the LSAR's at March 30, 2001 is $3,084 and is included in accrued liabilities in the statement of net assets in liquidation.


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

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of March 30, 2001. Accordingly, it is not possible to predict with certainty the amount required for such claims. However, management believes that the outcome will not have a material adverse effect on the Company's net assets in liquidation.


GOING-CONCERN BASIS STATEMENTS


8.  EARNINGS PER SHARE

Net loss per share of common stock was determined using the average number of Class A and Class B shares outstanding. No preferred stock was outstanding as of March 31, 2000.

Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period would be exercised and the related shares issued. Dilutive shares outstanding for the first quarter of 2000 were 6,083,780. Due to the reported loss for the quarter ended March 31, 2000, these additional shares had an anti-dilutive effect on the Company's earnings per share calculation.


9.  SPECIAL ADJUSTMENTS

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


10.  SOFTWARE DEVELOPMENT COSTS

The Company capitalized costs associated with the development of software for external use in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs were being amortized in relation to revenue from the products, but no less than on a straight line basis over 2 to 3 years. Amortization expense for capitalized software development costs was $435 in the quarter ended March 31, 2000.


11.  SEGMENT INFORMATION

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

The Company evaluated segment performance based on profit or loss from continuing operations before income tax, goodwill amortization and corporate overhead allocation. Profit or loss was determined in accordance with generally accepted accounting principles described in the summary of significant accounting policies. Intersegment sales were not significant.

                                 Three Months Ended
                                   March 31, 2000
        --------------------------------------------
        Sales
        -----
        Industrial                     $ 13,614
        Access Products                   3,392
        Wireless                          8,009
                                         ------
                                         25,015
                                         ------
        Segment Profit (Loss)
        ---------------------
        Industrial                          (24)
        Access Products                    (612)
        Wireless                            214

        General interest expense           (294)
        General corporate expenses       (1,043)
        Goodwill amortization              (507)
        Interest income and other            91
                                       --------
        Pre-tax loss                   $ (2,175)
        =============================================



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

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds realizable from the sale of the Company's subsidiaries and other assets, (ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and
(iv) the actual timing of distributions. An initial liquidating distribution of $12.00 per share was paid on September 8, 2000 to holders of Class A (non-voting) and Class B (voting) common stock.


Sale of Assets

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which has been placed into escrow for certain expenses and possible indemnification claims. On August 29, 2001, the Company will be entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before that date. As of March 30, 2001, the Company is not aware of any such indemnification claims.

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

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president, for $4,900 in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit expiring March 31, 2001. The loan, plus interest at 5%, is due 24 months after the sale of XEL. If XEL is resold to another party within 24 months, the Company would receive full payment on the note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL is resold after 24 months but within 36 months, the Company would receive 50% of all proceeds over $5,000. If there is a default in payment of principal or interest on the promissory note, the Company has the right to retake control of XEL. The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to unrelated third parties.


Liquidity and Capital Resources

On March 30, 2001, the Company had cash and cash equivalents of $12,224. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

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

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of March 30, 2001. Accordingly, it is not possible to predict with certainty the amount required for such claims.


Other

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000. The estimated remaining liability for settlement of the LSAR's at March 30, 2001 is $3,084 and is included in accrued liabilities in the statement of net assets in liquidation.


FORWARD-LOOKING STATEMENTS

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's only financial instruments with market risk exposure are short-term cash investments which total $12,250 at March 30, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the period of approximately $123. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the statement of net assets in liquidation.

These financial instruments are non-trading (not entered into for trading purposes) and carry interest at a market rate. The Company's objective in maintaining these variable rate investments is the flexibility obtained in having cash available for payment of accrued liabilities and distributions to stockholders without penalties


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits
                None.

        (b)     Reports on Form 8-K

                (1) The registrant filed Form 8-K on January 5, 2001 which announced the sale of XEL Communications, Inc.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Salient 3 Communications, Inc.

                                        /s/Paul H. Snyder
                                        -----------------
                                        Paul H. Snyder
                                        Senior Vice President and
                                        Chief Financial Officer

Date:  May 14, 2001