Form 10-Q
period 2001-06-29
SALIENT 3 COMMUNICATIONS INC
filed 2001-08-03
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2001

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
                            Yes  X      No

                                      Class A        Class B
                                      -------        -------
Number of shares of each class of
common stock outstanding as of
June 29, 2001 (excluding 2,770,476
Class A treasury shares):             5,939,993      274,831




SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX

Part I.  Financial Information	Pages

Item 1.

 Statements of Net Assets in Liquidation (Liquidation Basis) at June 29, 2001 (unaudited) and December 29, 2000

 Statements of Changes in Net Assets in Liquidation
  (Liquidation Basis) for the six months ended June 29, 2001 and three months ended June 30, 2000 (unaudited)

 Consolidated Condensed Statement of Operations (Going-
  Concern Basis) for the three months ended
  March 31, 2000

 Consolidated Condensed Statement of Cash Flows (Going-
  Concern Basis) for the three months ended
  March 31, 2000

 Notes to Financial Statements


Item 2.

 Management's Discussion and Analysis of Financial
  Condition and Results of Operations


Item 3.

 Quantitative and Qualitative Disclosures About Market Risk



Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures



Part I. Financial Information

 Salient 3 Communications, Inc. and Subsidiaries
 Statements of Net Assets in Liquidation (Liquidation Basis)
 June 29, 2001 (Unaudited) and December 29, 2000
 (000's except for share and per share information)


                                                    June 29,      December 29,
                                                      2001           2000
                                                    --------      ------------
 ASSETS

 Cash and cash equivalents                       $    11,636       $    18,426

 Investments in liquidation                           15,155            14,837

 Income tax refunds receivable                         4,631             3,980

 Other assets                                          4,036             4,198
                                                      ------            ------
         Total Assets                                 35,458            41,441
                                                      ------            ------



 LIABILITIES

 Accrued and other liabilities                   $    14,592       $    20,661
                                                      ------            ------


         Net assets in liquidation               $    20,866       $    20,780
                                                      ======            ======

         Number of common shares outstanding       6,214,824         6,214,824
                                                   =========         =========

         Net assets in liquidation               $      3.36       $      3.34
           per outstanding share                        ====              ====



 The accompanying notes are an integral part of these financial statements.


Salient 3 Communications, Inc. and Subsidiaries
Statements of Changes In Net Assets In Liquidation (Liquidation Basis)
Six Months Ended June 29, 2001 and Three Months Ended June 30, 2000 (Unaudited) (000's)


                                                      Six Months    Three Months
                                                        Ended           Ended
                                                   June 29, 2001   June 30, 2000
                                                   -------------   -------------
Net assets in liquidation, beginning of period       $   20,780     $    93,985
                                                         ------          ------
Changes in estimated liquidation values
  of assets and liabilities:
  Investments in subsidiaries                              (607)           (935)
  Other assets                                              442           2,220
  Accrued and other liabilities                            (405)         (1,126)
  Income taxes                                              656             -
                                                         ------          ------
  Net changes in estimated liquidation values                86             159
                                                         ------          ------

Liquidating distribution to stockholders                    -               -
                                                         ------          ------
Net assets in liquidation, end of period             $   20,866     $    94,144
                                                         ======          ======

Supplemental Cash Information:
Changes in cash and cash equivalents
  Net payments related to
   sales of subsidiaries                                   (925)            -
  Cash receipts for other assets                            604           1,091
  Payment of accrued liabilities                         (6,469)           (954)
                                                         ------          ------
Net changes in cash and cash equivalents             $   (6,790)    $       137
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


SALIENT 3 COMMUNICATIONS, INC AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2001
(UNAUDITED)
(000's except for share and per share information)

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

The changes in estimated liquidation values of assets and liabilities in the Statement of Changes in Net Assets in Liquidation are the result of changes in the actual proceeds on the sales of assets and settlements made on outstanding obligations as well as changes in management estimates during the reporting period.

3.  INVESTMENTS IN LIQUIDATION

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after June 29, 2001 and December 29, 2000, less related unpaid costs of the sales, and the estimated net realizable value of the building occupied by XEL.

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

The Company is providing certain indemnifications to the buyers of SAFCO and GTC under the representations and warranties sections of the purchase agreements. It is not possible to predict what claims could possibly be asserted by buyers or what values those potential claims could have. As of August 2, 2001, the Company has been informed that an indemnification claim will be submitted by Hubbell, but the amount of the claim is uncertain. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying the buyers.

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president, for $4,900 in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit which expired on March 31, 2001. The working capital loan, plus interest at 5% per annum, is due December 29, 2002. In March 2001, XEL obtained a $1,000 bank line of credit and the Company provided a guaranty for a maximum of $500 of XEL debt. The guaranty expired May 31, 2001. As of May 31, 2001, no amounts were borrowed under the bank line of credit. If XEL is resold to another party prior to December 30, 2002, the Company would receive full payment on the note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL is resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds in excess of $5,000. If there is a default in payment of the principal or interest on the promissory note, the Company has the right to retake control of XEL. The note is valued at $1,900 in the statement of net assets in liquidation based on the estimated realizable values of XEL's net assets. The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to unrelated third parties.

4.  INCOME TAXES

All income tax accounts have been restated to reflect the liquidation basis of accounting. The estimated amount of income tax refunds receivable reflects federal and state income taxes, at statutory rates, which would become refundable if the assets are realized and liabilities settled at the amounts shown. The refunds primarily result from anticipated carrybacks of tax losses. Future tax losses will arise from tax deductible costs of carrying out the plan of liquidation and settling other accrued liabilities. The estimate is subject to significant variation if, among other things, the actual values of assets sold vary from current estimates, the amounts or timing of settlement of liabilities differ from current estimates, or there are potential adjustments related to the sales transactions.

5.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain asserted and unasserted claims at June 29, 2001. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sales and carry out the Plan and legal and accounting fees expected to be incurred during the period of liquidation. Accrued liabilities also include the estimated future distributions to holders of limited stock appreciation rights.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.

6.  OPTIONS AND WARRANTS

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000. The estimated remaining liability for settlement of the LSAR's at June 29, 2001 is $3,071 and is included in accrued and other liabilities in the statement of net assets in liquidation.


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

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of June 29, 2001. Accordingly, it is not possible to predict with certainty the amount required for such claims. However, management believes that the outcome will not have a material adverse effect on the Company's net assets in liquidation.

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

The Company is providing certain indemnifications to the buyers of SAFCO and GTC under the representations and warranties sections of the purchase agreements. It is not possible to predict what claims could possibly be asserted by buyers or what values those potential claims could have. As of August 2, 2001, the Company has been informed that an indemnification claim will be submitted by Hubbell, but the amount of the claim is uncertain. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying the buyers.

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

Liquidity and Capital Resources

On June 29, 2001, the Company had cash and cash equivalents of $11,636. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

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

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of June 29, 2001. Accordingly, it is not possible to predict with certainty the amount required for such claims.

Other

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000. The estimated remaining liability for settlement of the LSAR's at June 29, 2001 is $3,071 and is included in accrued and other liabilities in the statement of net assets in liquidation.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's only financial instruments with market risk exposure are short-term cash investments which total $11,615 at June 29, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the period of approximately $116. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the statement of net assets in liquidation.

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

Date:  August 3, 2001