Form 10-K
period 2001-12-28
SALIENT 3 COMMUNICATIONS INC
filed 2002-03-26
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
__________
FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended   December 28, 2001

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

 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Class B (voting) common stock held by non-affiliates computed by reference to the closing sale price for the registrant's Class A (non-voting) common stock at February 28, 2002, as reported by the OTC Bulletin Board, was $286,000.

                                 Class A        Class B
                                 -------        -------
Number of shares of each class
of common stock outstanding as
of February 28, 2002 (excluding
2,770,476 treasury shares):      5,939,993       274,831


PART I
ITEM 1. BUSINESS.

Throughout Item 1 through Item 9 of the Form 10-K, dollar amounts are reported in thousands, except for per share amounts.

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

On September 8, 2000, the Company paid an initial liquidating distribution of $12 per share to holders of Class A (non-voting) and Class B (voting) common stock. On December 14, 2001, the Company paid an additional liquidating distribution of $2 per share. The Board of Directors will determine the timing and amount of all future distributions made to stockholders.

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to August 25, 2000, the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 in connection with the additional liquidating distribution on December 14, 2001.

INDUSTRIAL SEGMENT

GTC, based in Reading, Pennsylvania, was principally engaged in the development, assembly and marketing of communications systems for industrial operations. In serving such customers, GTC provided custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres. GTC also designed emergency notification systems and land mobile communications systems. GAI-Tronics Limited, a wholly-owned subsidiary based in Burton Upon Trent, England, was a designer, manufacturer and marketer of ruggedized communications systems for the mining, energy and transportation industries, and specialized communications and integrated entertainment systems. Irmel, a wholly-owned subsidiary acquired in November 1999, was based in Milan, Italy and designed and assembled public address and closed circuit television systems.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated for cash of $36,246, after consideration of certain closing balance sheet adjustments and employee-related expenses. This sale terminated all operations of the Company in the Industrial Segment.


ACCESS PRODUCTS SEGMENT

XEL, based in Aurora, Colorado, designed and sold transmission products to the access products market. XEL's products were used by its customers in the telecommunications network to provide customer access for voice and data services. XEL had entered into new technology partnerships to broaden its product offerings to include technology to provide high speed transmission. XEL completed development of its own new product for the access market in the second quarter of 2000.

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


WIRELESS SEGMENT

SAFCO, based in Chicago, Illinois, provided products and services which focus on measurement, analysis and predictive tools and engineering and technical services used by the wireless communication industry. The TEC Cellular division, based in Melbourne, Florida, provided radio frequency engineering consulting services and software applications to the wireless industry.

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which had been placed into escrow for certain expenses and possible indemnification claims. The Company is entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before August 29, 2001. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 remained in the account to cover a potential obligation of the Company that was not finalized at December 28, 2001. This sale terminated all operations of the Company in the Wireless Segment.


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

The Company owns approximately 104 acres of undeveloped land near Reading, Pennsylvania. It consists of two parcels which are under option to a developer who owns adjacent property. The options expire in September 2002. The Company and the option holder have signed an agreement of sale for the land and expect to close the sale during the first quarter of 2002.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT.

The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the Company are as follows:

Name               Position and Previous Experience                         Age
----               --------------------------------                         ---

Timothy S. Cobb    Mr. Cobb has been Chairman of the Board of
                   Directors since July 1995.  He has been Chief             60
                   Executive Officer since March 1994 and President and Chief Operating Officer since October 1993.
                   Mr. Cobb served as President of Gilbert/
                   Commonwealth, Inc. (former subsidiary of
                   Company) from January 1991 to September
                   1993.  He served as President of GTC
                   (former subsidiary of Company) from October 1988 to December 1990. Upon joining the Company, Mr.
                   Cobb had 21 years experience in the telecommunications industry, culminating with his being President of the major systems subsidiary of Ameritech in Chicago, Illinois. He is a director of Central Vermont Public
                   Service Corporation.

Paul H. Snyder     Mr. Snyder has been Senior Vice President and              54
                   Chief Financial Officer since February 1997 and Vice
                   President and Chief Financial Officer from August 1995 to January 1997. From August 1994 to July 1995,
                   Mr. Snyder was Vice President and Chief Financial Officer of The Dreyfus Corporation, a subsidiary of Mellon Bank
                   Corporation.  From 1988 through 1994, he was
                   Senior Vice President and Chief Financial Officer of
                   Mellon PSFS, Mellon Bank Corporation's affiliate in Philadelphia, Pennsylvania. Mr. Snyder became Senior
                   Vice President and Chief Financial Officer of DecisionOne
                   Corporation, a provider of multivendor computer maintenance services, in February 2001.

Thomas F. Hafer    Mr. Hafer has been Senior Vice President since February   53
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


PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SECURITY HOLDER MATTERS.

The Company's Class A common stock has been traded on the OTC Bulletin Board (OTCBB) under the symbol STCIA since June 7, 2001. Prior to that date it was traded on The Nasdaq Stock Market (Nasdaq). The following tabulation sets forth the high and low closing sale prices as reported by OTCBB and Nasdaq.

                         2001                   2000
                     ------------           ------------
                     High     Low           High     Low
                     ----     ---           ----     ---
First Quarter       $2.41    $1.53         $13.50   $6.63
Second Quarter       2.40     1.81          13.31    9.50
Third Quarter        2.35     2.25          14.06    2.38
Fourth Quarter       3.01     0.97           2.44    2.00


On September 8, 2000, the Company paid an initial liquidating distribution of $12.00 per share on each share of Class A and Class B common stock. On December 14, 2001, the Company paid an additional liquidating distribution of $2.00 per share. There were no other cash dividends declared during 2000 or 2001.

At December 28, 2001, the approximate numbers of stockholders of Class A and Class B common stock were 3,000 and 12, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL REVIEW

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Five Year Summary / Selected Financial Data
(000's except for share and per share information and number of employees)


                                  Liquidation Basis (1)                 Going-Concern Basis (1)
                               ---------------------------  ------------------------------------------------
                                                            Three Months
                                   As of         As of          Ended                 Years Ended
Summary of Operations:         Dec. 28, 2001 Dec. 29, 2000  Mar. 31, 2000    1999        1998         1997
                               ------------- -------------  -------------    ----        ----         ----
Telecommunications Sales            N/A           N/A      $      25,015 $  115,630 $   119,282  $   110,469

Net Income (Loss) from
  Continuing Operations             N/A           N/A             (1,348)     1,200     (17,459)(2)   (7,845)(3)

Per Share of Common Stock (Basic):

   Net Income (Loss) from
     Continuing Operations          N/A           N/A              (0.23)      0.20       (2.83)(2)    (1.24)(3)

   Dividends to Stockholders            -             -              -          -          0.10         0.40

Basic Weighted Average
 Shares Outstanding                 N/A           N/A           5,989,073  5,973,328   6,158,587    6,305,384


Summary of Financial Position:

Total Assets                  $      21,587 $      41,441        N/A     $  124,547  $  118,455  $   147,497

Long-Term Debt                          -             -          N/A         13,647      10,616       11,245

Net Assets in Liquidation             8,984        20,780        N/A         N/A         N/A          N/A

Net Assets in Liquidation Per
  Share                       $        1.45 $        3.34        N/A         N/A         N/A          N/A

Stockholders' Equity                N/A           N/A            N/A         79,318      77,989       97,860

Stockholders' Equity Per Share      N/A           N/A            N/A     $    12.90 $     12.74  $     15.20

Number of Employees                       5             5            743        797         760          905


(1)  On April 17, 2000, the Board of Directors of Salient 3 Communications, Inc. (the Company) adopted a Plan of
   Dissolution and Liquidation (the Plan).  Under the Plan, the Company will be liquidated by (i) the sale of its non-cash assets,
   (ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders.  As a result, the Company adopted the liquidation basis of accounting effective April 1, 2000.  All information presented prior to April 1, 2000 is reported on a going-concern basis.  (See Note
   1 to the Consolidated Financial Statements appearing elsewhere herein).
(2)  Amount includes $18,684 (net of tax benefit of $4,138), or $2.99 per share, of non-recurring adjustments primarily for restructuring and asset impairment.
(3)  Amount includes $6,150 (after-tax), or $0.97 per share, of charges from the write-off of purchased in-process research and development associated with the TEC Cellular, Inc. acquisition.


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

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets, (ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions. An initial liquidating distribution of $12.00 per share was paid on September 8, 2000 to holders of Class A (non-voting) and Class B (voting) common stock. An additional liquidating distribution of $2.00 per share was paid on December 14, 2001.

Sale of Assets

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. (Agilent) for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which was placed into escrow for certain expenses and possible indemnification claims under the representations and warranties sections of the purchase agreement. The Company was entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before August 29, 2001. During the third quarter of 2001, Agilent submitted notification of an indemnification claim to the Company. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 remained in the escrow account to cover a potential obligation of the Company that was not finalized with Agilent at December 28, 2001. Management estimates that the obligation, including settlement costs, will be settled for approximately $300.
This obligation is not subject to the representations and warranties sections of the purchase agreement.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated (Hubbell) for cash of $36,246, after consideration of certain closing balance sheet adjustments. The Company provided certain indemnifications under the representations and warranties sections of the purchase agreement. During the third quarter of 2001, Hubbell submitted notification of an indemnification claim to the Company. As of December 28, 2001, it is not possible to predict the ultimate liability of the Company in connection with this indemnification claim. The Company believes that this claim, when resolved, will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president for $4,900, in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit that expired on March 31, 2001. The working capital loan, plus interest at 5% is due December 29, 2002. If XEL is resold to another party prior to December 30, 2002, the Company would receive full payment on the note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL is resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds over $5,000. If there is a default in payment of principal or interest on the promissory note, the Company has the right to retake control of XEL. The note and working capital loan are together valued at $1,900 in the statement of net assets in liquidation based on the estimated realization values of XEL's assets. The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to an unrelated third party.

Financial Condition

Pursuant to the Plan, after payment or provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales, together with other available cash, will be distributed from time to time pro rata to the holders of the common stock. The record dates with respect to each distribution will be selected by the Board of Directors. An initial liquidating distribution of $74,582 or $12.00 per share was paid on September 8, 2000. An additional liquidating distribution of $12,430 or $2.00 per share was paid on December 14, 2001.

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of December 28, 2001. Accordingly, it is not possible to predict with certainty the amount required for such claims.

The value of net assets in liquidation is subject to adjustment as estimated values of assets and liabilities are reevaluated each period and as assets are sold or liabilities are settled for amounts different from estimates reported in previous periods. The estimated liquidation value of investments in liquidation was reduced by $1,557 during 2001. This amount includes $579 resulting from indemnification claims and reserves for unresolved claims related to the sales of SAFCO and GTC.
An additional $978 relates to revisions of estimated obligations in connection with the sale of XEL and estimated net proceeds from the sale of XEL's building.

Estimated income tax refunds increased by $2,524 due to revisions to estimates of the tax gains or losses on sales of the subsidiaries and changes in estimates of deductible expenses to be incurred during the liquidation period.

The estimated liquidation value of other assets increased by $567, due to $880 of interest earned on short-term investments and notes receivable, less reductions in values of other assets of $313.

Estimated accrued and other liabilities increased by $900 due to an extension of the estimated time period required to complete the liquidation process.

Liquidity and Capital Resources

On December 28, 2001, the Company had cash and cash equivalents of $12,800. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

The Company estimates that its total capital expenditures during the liquidation period will be insignificant.

Other

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 in connection with the additional liquidating distribution on December 14, 2001. The estimated remaining liability for settlement of the LSAR's at December 28, 2001 is $1,527 and is included in accrued liabilities in the statement of net assets in liquidation.



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

Sales and Gross Profit

The following is a breakdown of sales by segment for the first quarter of each year:
                                   2000     1999
                                   -----    -----
Access Products                  $ 3,392  $ 6,552
Industrial                        13,614   16,124
Wireless                           8,009    5,947
                                  ------   ------
Total                            $25,015  $28,623
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

Results of Operations - 1999

For the year 1999, the Company reported net income of $1,200, or $.20 per share, on revenue of $115,630. Excluding non-recurring adjustments, net income was $1,204, or $.20 per share. Results for 1999 were negatively impacted by approximately $290, or $.03 per share after taxes, of charges related to the Company's decision to pursue strategic alternatives.

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

The following is a breakdown of sales by segment for 1999:

      Access Products     $  21,149
      Industrial             60,180
      Wireless               34,301
                            -------
      Total                $115,630
                            =======

The 1999 operating results include the operations of several acquired companies since the dates of acquisition. The Industrial Segment includes the operations of Red Alert, Inc., acquired in December 1999, and Irmel S.r.l., acquired in November 1999. The Wireless Segment includes the operations of ComOpt AB, acquired in February 1999.

Research and development costs of $4,219 were capitalized in 1999 as development efforts in the Wireless and Access Products Segments became much more focused on products that would generate sales over an extended period. Amortization of such costs was $879 in 1999.

The effective tax rate was 37% in 1999.

Forward-Looking Statements

This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, including statements regarding the timing and outcome of the sale of the Company's assets, its dissolution and liquidation and the expected distributions therefrom. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially from that expressed in any such forward-looking statements. Potential risks and uncertainties include, without limitation: ultimate values realizable for unsold assets, adjustments to subsidiary sale prices, collection of deferred payments on sales of assets, post-closing indemnification obligations relating to subsidiary sales, costs and expenses relating to the dissolution, including income taxes, and the nature and amount of any unknown contingent liabilities. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words such as "estimates", "positioned", "yields", "should generate", "appears", "viewed",
"could", "would position", "expected", "does not expect" and "should allow" indicate the presence of forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's only financial instruments with market risk exposure are short-term cash investments which total $12,942 at December 28, 2001. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the period of approximately $129. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the statement of net assets in liquidation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

 The accompanying consolidated financial statements and notes thereto are the responsibility of, and have been prepared by, management of the Company in accordance with generally accepted accounting principles. Management believes the consolidated financial statements for the quarter ended March 31, 2000 and the year 1999, presented on a going-concern basis, reflect fairly the results of operations and financial position of the Company in all material respects. The consolidated financial statements include certain amounts that are based upon management's best estimates and judgment regarding the ultimate outcome of transactions which are not yet complete.

 As a result of adoption and approval of the plan of liquidation, financial statements for the periods subsequent to March 31, 2000 are presented on a liquidation basis. Accordingly, the carrying values of assets are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Management believes these statements present fairly the estimated net assets in liquidation based on facts and circumstances available when the statements were prepared. It is not presently determinable whether the amounts realizable from the remaining assets or the amounts required to settle outstanding obligations will differ materially from the amounts shown in the liquidation basis financial statements.

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

                                          T. S. Cobb
                                          Chairman, President
                                          and Chief Executive Officer

                                          P. H. Snyder
                                          Senior Vice President and Chief
                                          Financial Officer


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Salient 3 Communications, Inc.:

 We have audited the accompanying consolidated statements of operations, cash flows, and stockholders' equity for the fiscal year ended December 31, 1999 and for the three months ended March 31, 2000 of Salient 3 Communications, Inc. and Subsidiaries. In addition, we have audited the statements of net assets in liquidation as of December 28, 2001 and December 29, 2000, and the related statements of changes in net assets in liquidation for the fiscal year ended December 28, 2001 and the nine months ended December 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 As described in Notes 1 and 2 to the consolidated financial statements, the stockholders of Salient 3 Communications, Inc. approved a plan of liquidation and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for the periods subsequent to March 31, 2000, from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 28, 2001 and December 29, 2000, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. It is not presently determinable whether the amounts realizable from the remaining assets or the amounts due in the settlement of obligations will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Salient 3 Communications, Inc. and Subsidiaries for the fiscal year ended December 31, 1999 and for the three months ended March 31, 2000, their net assets in liquidation as of December 28, 2001 and December 29, 2000, and the changes in their net assets in liquidation for the fiscal year ended December 28, 2001 and for the nine months ended December 29, 2000, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                       Arthur Andersen LLP
Philadelphia, Pennsylvania
March 15, 2002

 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Statements of Net Assets in Liquidation (Liquidation Basis)
 December 28, 2001 and December 29, 2000
 (000's except for share and per share information)



                                                     December 28,  December 29,
                                                        2001          2000
                                                     ------------  ------------
 ASSETS
 Cash and cash equivalents                         $     12,800  $     18,426

 Investments in liquidation                               5,862        14,837

 Income tax refunds receivable                              140         3,980

 Other assets                                             2,784         4,198
                                                         ------        ------
         Total Assets                                    21,586        41,441
                                                         ------        ------


 LIABILITIES

 Accrued and other liabilities                           12,602        20,661
                                                         ------        ------

         Net assets in liquidation                 $      8,984  $     20,780
                                                         ======        ======
         Number of common shares outstanding          6,214,824     6,214,824
                                                      =========     =========
         Net assets in liquidation per
          outstanding share                        $       1.45  $       3.34
                                                         ======        ======

  The accompanying notes are an integral part of these financial statements.

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Statements of Changes In Net Assets In Liquidation (Liquidation Basis)
For the Year 2001 and the Nine Months Ended December 29, 2000
(000's)


                                                                  Nine Months
                                                                     Ended
                                                       2001     December 29, 2000
                                                       ----     -----------------
Net assets in liquidation, beginning of period $      20,780     $      93,985
                                                      ------            ------
Changes in estimated liquidation values
  of assets and liabilities:
  Investments in liquidation                          (1,557)          (11,527)
  Other assets                                           567             3,174
  Accrued and other liabilities                         (900)              811
  Income tax refunds receivable                        2,524             8,919
                                                      ------            ------
  Net changes in estimated liquidation values            634             1,377
                                                      ------            ------
Liquidating distributions to stockholders            (12,430)          (74,582)
                                                      ------            ------
Net assets in liquidation, end of period       $       8,984     $      20,780
                                                      ======            ======

Supplemental Cash Information:
Changes in cash and cash equivalents
  Exercise of stock options                    $         -       $         588
  Net proceeds from sales of subsidiaries              7,418           137,230
  Cash receipts for other assets                       1,981             5,852
  Payment of outstanding debt,
   including accrued interest                            -             (18,861)
  Payment of accrued liabilities                      (8,959)          (14,876)
  Refunds (payment) of income taxes                    6,364           (17,061)
  Liquidating distributions to stockholders          (12,430)          (74,582)
                                                      ------            ------
Net changes in cash and cash equivalents       $      (5,626)    $      18,290
                                                       =====            ======

 The accompanying notes are an integral part of these financial statements.

 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations (Going-Concern Basis)
 For the Three Months Ended March 31, 2000 and the Year 1999
 (000's except for share and per share information)

                                                         For the Three
                                                         Months Ended
                                                        March 31, 2000       1999
                                                        --------------       ----
 Telecommunications sales                                $     25,015    $ 115,630
 Cost of goods sold                                            14,668       68,007
                                                               ------      -------
 Gross profit                                                  10,347       47,623

 Selling, general and administration                            9,616       34,957
 Research and development                                       2,161        8,717
 Goodwill amortization                                            507        1,699
                                                               ------       ------
 Operating income (loss)                                       (1,937)       2,250
                                                               ------       ------

 Interest and other income                                         91          873
 Interest expense                                                 329        1,211
                                                               ------       ------
 Pre-tax income (loss)                                         (2,175)       1,912
                                                               ------       ------
 Provision (benefit) for taxes on income (loss)                  (827)         712
                                                               ------       ------
 Net income (loss)                                       $     (1,348)   $   1,200
                                                               ======       ======

 Net income (loss) per share of common stock (basic
  and diluted)                                           $      (0.23)   $    0.20
                                                               ======       ======

 Basic weighted average shares outstanding                  5,989,073    5,973,328


The accompanying notes are an integral part of these financial statements.

 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows (Going-Concern Basis)
 For the Three Months Ended March 31, 2000 and the Year 1999
 (000's)
                                                               For the Three
                                                         Months Ended
                                                        March 31, 2000     1999
                                                        --------------     ----
 Cash flows from operating activities:
   Net income (loss)                                       $   (1,348) $  1,200
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                              2,026     7,172
     Reserve provisions                                           711       798
     Deferred income tax provision                                -       1,230
     Changes in current assets and current liabilities,
       net of effects from acquisitions and dispositions:
       Accounts receivable and unbilled revenue                 3,696       273
       Inventories                                             (1,196)   (2,169)
       Other current assets                                      (843)   (1,726)
       Accounts payable and accrued salaries and wages         (2,142)    2,496
       Other accrued liabilities                                 (572)   (3,663)
       Income taxes, currently payable                            (89)      (60)
     Other, net                                                    47       190
                                                                -----     -----
     Net cash provided by operating activities                    290     5,741
                                                                -----     -----
 Cash flows from investing activities:
   Software development costs                                  (1,475)   (4,219)
   Payments for acquisitions, net of cash acquired               (351)   (7,550)
   Payments for property, plant and equipment                    (601)   (3,442)
   Proceeds from sale of property, plant and equipment            -       6,045
                                                                -----     -----
     Net cash used for investing activities                    (2,427)   (9,166)
                                                                -----     -----
 Cash flows from financing activities:
   Payments of long-term debt                                    (183)     (393)
   Borrowings (repayments) under note payable                   2,995    (1,626)
   Proceeds from issuance of debt                                 -       4,216
   Proceeds from notes receivable                                 -         500
   Issuance of treasury stock in connection
     with stock purchase plan                                      32       254
   Payments to acquire treasury stock                            (103)     (292)
   Other, net                                                    (260)     (129)
                                                                -----     -----
     Net cash provided by financing activities                  2,481     2,530
                                                                -----     -----

 Net increase (decrease) in cash and cash equivalents             344      (895)
 Cash and cash equivalents at beginning of period               1,687     2,582
                                                                -----     -----

 Cash and cash equivalents at end of period                $    2,031  $  1,687
                                                                =====     =====
 Supplemental cash flow disclosures:
   Interest paid                                           $      321  $  1,125
                                                                =====     =====

   Income taxes paid, net of refunds received              $      150  $    663
                                                                =====     =====

 The accompanying notes are an integral part of these financial statements.

 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity (Going-Concern Basis)
 For the Three Months Ended March 31, 2000 and the Year 1999
 (000's except for share information)

                                              Common Stock
                               ------------------------------------------
                                      Class A               Class B
                               --------------------    ------------------
                                Shares     Amount       Shares    Amount
                               ---------  ---------    --------- --------
 Balances at January 1, 1999   8,477,365  $   8,477      507,935  $  508
 Conversion from Class B to
   Class A, net                    1,364          2       (1,364)     (2)
                               ---------      -----      -------     ---
 Balances at December 31, 1999 8,478,729      8,479      506,571     506
 Conversion from Class B to
   Class A, net                   12,441         12      (12,441)    (12)
                               ---------      -----      -------     ---
 Balances at March 31, 2000    8,491,170  $   8,491      494,130  $  494
                               =========      =====      =======     ===

 The accompanying notes are an integral part of these financial statements.

 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity (Going-Concern Basis)
 For the Three Months Ended March 31, 2000 and the Year 1999
 (000's except for share information)


                                                                         Foreign       Deferred           Class A
                                      Capital in                         Currency  Compensation -      Treasury Stock
                                      Excess of    Warrants    Retained Translation  Restricted    ---------------------
                                      Par Value  Outstanding   Earnings Adjustment      Stock        Shares      Amount
                                      ---------- -----------   -------- ----------- -------------- ---------    --------
 Balances at January 1, 1999       $      37,394  $    1,665  $ 72,978  $       99  $   (1,610)    2,862,370  $ (41,522)
 Net income                                                      1,200
 Translation adjustment                                                       (113)
 Restricted stock amortization                                                             190
 Issuance of warrants                                      90
 Purchase of treasury stock                                                                           34,657       (292)
 Issuance of treasury stock in
   connection with stock
   purchase plan                            (420)                                                    (59,318)       674
                                          ------       -----    ------         ---       -----     ---------     ------
 Balances at December 31, 1999            36,974       1,755    74,178         (14)     (1,420)    2,837,709    (41,140)
 Net loss                                                       (1,348)
 Translation adjustment                                                        (63)
 Restricted stock amortization                                                              47
 Purchase of treasury stock                                                                            8,263       (103)
 Issuance of treasury stock in
   connection with stock
   purchase plan                              (5)                                                     (1,783)       37
                                          ------       -----    ------         ---       -----     ---------     ------
 Balances at March 31, 2000        $      36,969  $    1,755  $ 72,830  $      (77) $   (1,373)    2,844,189  $ (41,206)
                                          ======       =====    ======         ===       =====     =========     ======


 The accompanying notes are an integral part of these financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 (000's except for share and per share information)

LIQUIDATION BASIS STATEMENTS

1. PLAN OF DISSOLUTION AND LIQUIDATION:

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


2. BASIS OF ACCOUNTING:

Prior to June 30, 2000, seven stockholders, who together control more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan and in favor of the sales of SAFCO Technologies, Inc (SAFCO) and GAI-Tronics Corporation (GTC). As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets,
(ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions. An initial liquidating distribution of $12.00 per share was paid on September 8, 2000 to holders of Class A (non-voting) and Class B (voting) common stock. An additional liquidating distribution of $2.00 per share was paid on December 14, 2001 to the holders of Class A (non-voting) and Class B (voting) common stock.

The valuations presented in the Statements of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and the anticipated settlement amounts for liabilities, including the costs associated with carrying out the provisions of the Plan, based on the assumptions set forth in the accompanying notes.
The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Such differences may be material. Accordingly, it is not possible to predict with certainty the aggregate net values ultimately distributable to stockholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Class A common stock has generally traded or is expected to trade in the future.

In the Statements of Changes in Net Assets in Liquidation, the amounts reported for changes in estimated liquidation values of assets and liabilities represent (i) differences between actual and estimated proceeds on the sales of assets, (ii) differences between actual and estimated settlements made on outstanding obligations, and (iii) changes in management estimates of values for unsold assets and outstanding liabilities.


3. CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of amounts on deposit in banks and cash invested temporarily in instruments with maturities of three months or less at time of purchase. The Company is subject to concentration of credit risk; however, it invests its excess cash with large banks where preservation of principal is the main concern.

Estimated interest income on the Company's cash and short-term investments through the final liquidation date has not been reflected in the Statements of Net Assets in Liquidation.


4. INVESTMENTS IN LIQUIDATION:

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after December 28, 2001 and December 29, 2000, less related unpaid costs of the sales, and the estimated net realizable value of the building occupied by XEL Communications, Inc. (XEL). The value of the building included in the financial statements at December 29, 2000 is net of a mortgage loan of $207. This loan was paid in January 2001.

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. (Agilent) for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which was placed into escrow for certain expenses and possible indemnification claims under the representations and warranties sections of the purchase agreement. The Company was entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before August 29, 2001. During the third quarter of 2001, Agilent submitted notification of an indemnification claim to the Company. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 remained in the escrow account to cover a potential obligation of the Company that was not finalized with Agilent at December 28, 2001. Management estimates that this obligation, including settlement costs, will be settled for approximately $300. This obligation is not subject to the representations and warranties sections of the purchase agreement.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated (Hubbell) for cash of $36,246, after consideration of certain closing balance sheet adjustments. The Company provided certain indemnifications under the representations and warranties sections of the purchase agreement. During the third quarter of 2001, Hubbell submitted notification of an indemnification claim to the Company. As of December 28, 2001, it is not possible to predict the ultimate liability of the Company in connection with this indemnification claim. The Company believes that this claim, when resolved, will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

The gross proceeds noted above are before transaction-related expenses of approximately $10,600, including $1,200 not paid at December 29, 2000.

On December 29, 2000, the Company completed the sale of XEL to a company controlled by XEL's president for $4,900, in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit that expired on March 31, 2001. The working capital loan, plus interest at 5% per annum, is due December 29, 2002. In March 2001, XEL obtained a $1,000 bank line of credit. If XEL is resold to another party prior to December 30, 2002, the Company would receive full payment on the promissory note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL is resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds over $5,000. If there is a default in payment of the principal or interest on the promissory note, the Company has the right to retake control of XEL. The promissory note and working capital loan are together valued at $1,900 in the Statements of Net Assets in Liquidation based on the estimated realization values of XEL's net assets. The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to an unrelated third party.


5. INCOME TAXES:

All income tax accounts have been restated to reflect the liquidation basis of accounting. The estimated amount of income tax refunds receivable reflects federal and state income taxes, at statutory rates, which would become refundable if the assets are realized and liabilities settled at the amounts shown, net of amounts accrued for potential liabilities for adjustments of transactions reported on prior year tax returns. The estimated tax refunds at December 28, 2001 and December 29, 2000 primarily result from anticipated carrybacks of future tax losses that will arise from tax deductible costs of carrying out the plan of liquidation and settling other accrued liabilities. The estimate is subject to significant variation if, among other things, the actual values of assets sold vary from current estimates, the amounts or timing of settlement of liabilities differ from current estimates, or there are potential adjustments related to the sales and other transactions.


6. OTHER ASSETS:

Other assets include a note receivable relating to the 1998 sale of a former subsidiary to management of the subsidiary and an investor group. The note has an unpaid principal balance of $2,475 at December 28, 2001 and $2,750 at December 29, 2000 and bears interest at 8%. Principal payments of $366, $456 and $1,653 are due in July 2002, 2003 and 2004, respectively. The note is subordinate to the buyer's obligations under a credit agreement with a commercial bank. At December 28, 2001, the note plus accrued interest is valued at $1,969 in the Statements of Net Assets in Liquidation. Other assets also include other interest receivables and real estate.


7. ACCRUED AND OTHER LIABILITIES:

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain asserted and unasserted claims at December 28, 2001 and December 29, 2000. The balances consist of the following:

                                                   Dec. 28,        Dec. 29,
                                                      2001           2000
                                                  -----------     ----------
      Compensation and benefits                    $ 3,512         $ 8,172
      Liquidation period expenses                    4,527           4,121
      Unfunded retirement obligations for
        former employees                                53           1,490
      Accrued distributions to LSAR holders (Note 9) 1,527           3,056
      Accrual for asserted and unasserted claims
        (Note 11)                                    2,983           3,822
                                                  --------        --------
                                                   $12,602         $20,661
                                                  ========        ========

Compensation and benefits include salaries of officers and employees assigned to effect the sales and carry out the Plan, and payments under the Special Incentive Plan approved by the stockholders to provide incentives to executives who contributed materially to the successful sale of the operating businesses. Liquidation period expenses include office costs, insurance, and costs of legal, accounting and other services expected to be incurred during the liquidation period.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies (Note 11).


8. ADJUSTMENTS FROM GOING-CONCERN TO LIQUIDATION BASIS OF ACCOUNTING:

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
                                                              --------
Net assets in liquidation, March 31, 2000 (Liquidation Basis) $ 93,985
                                                              ========

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


9. OPTIONS AND WARRANTS:

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. At March 31, 2000, there were options and warrants outstanding for the purchase of 1,905,495 shares of the Company's common stock. Options to purchase 5,750 shares were granted after that date and 32,300 options expired or were forfeited. Options to purchase 76,190 shares were exercised in August, 2000. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 in connection with the additional liquidating distribution on December 14, 2001. The estimated remaining liability for settlement of the LSAR's is included in accrued and other liabilities in the Statements of Net Assets in Liquidation (Note 7).


10. LINES OF CREDIT AND OTHER LONG TERM BORROWINGS:

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


11. CONTINGENCIES:

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

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of December 28, 2001. Accordingly, it is not possible to predict with certainty the amount required for such claims. However, management believes that the outcome will not have a material adverse effect on the Company's net assets in liquidation.


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

FISCAL YEAR: The Company uses a 52-53 week fiscal year ending on the Friday nearest December 31. The 1999 fiscal year included 52 weeks and ended on December 31, 1999. The three months ended March 31, 2000 consisted of 13 weeks.

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

INSURANCE PROGRAMS: Through 1997, the Company's overall workers compensation and general liability insurance coverages have contained, and in some cases do contain, provisions for significant deductibles and funding on a claims paid basis. Subsequent to 1997, the Company's insurance coverages do not contain provisions for significant deductibles and funding on a claims paid basis.

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

SOFTWARE DEVELOPMENT COSTS: In accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalized software development costs incurred after the establishment of technological feasibility until the product was available for general release. Costs incurred prior to the establishment of technological feasibility were charged to research and development expense as incurred. In the three months ended March 31, 2000, and the year 1999, the Company capitalized $1,475 and $4,219, respectively, of software development costs. Costs were amortized over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (2 to 3 years) beginning with the initial release to customers. Such amortization amounted to $435 in the first quarter of 2000, and $879 in 1999.

GOODWILL: Goodwill was being amortized by charges to operations on a straight-line basis over periods of 10 to 20 years for acquisitions since 1996 and over 40 years for earlier acquisitions, and such amortization amounted to $507 in the first quarter of 2000, and $1,699 in the year 1999. Goodwill related to a pre-1970 acquisition in the amount of $540 was not being amortized and, in the opinion of management, there had been no decrease in value.

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

EARNINGS PER SHARE: Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period, would be exercised and the related shares issued. Dilutive shares outstanding for the first quarter of 2000, and the year 1999 were 6,083,780 and 5,983,158, respectively. These additional shares had an insignificant effect on the net income per share for the three months ended March 31, 2000 and the year 1999.

Options and warrants to purchase 1,818,555 shares as of December 31, 1999, at prices ranging from $7.63 to $18.00, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price for the year.


13. ACQUISITIONS/DISPOSITIONS:

In November and December 1999, the Company acquired the net assets of Irmel S.r.l. and Red Alert, Inc., respectively, for a total purchase price of $4,467, including a deferred payment of $884 due December 31, 2000 and acquisition costs of $253. The acquisitions were accounted for as purchases and cost was assigned to the net assets acquired based on their estimated fair values at the dates of acquisition. The acquisitions resulted in goodwill of $4,068 which was being amortized on a straight-line basis over 15 years. Irmel, based in Milan, Italy, expanded the Industrial Segment's European Operations and Red Alert was merged into its US operations.

Effective February 23, 1999, the Company acquired all of the outstanding stock of ComOpt AB (ComOpt) for $4,098, including acquisition costs. The Company recorded goodwill of $3,892, which was being amortized on a straight-line basis over 10 years. Under the terms of the agreement, the Company will also pay ComOpt's former stockholders additional amounts based upon the achievement of certain performance goals. Any additional payments will increase goodwill. ComOpt was part of the Company's Wireless Segment and was merged into the operations of SAFCO Technologies, Inc.

The following unaudited consolidated pro-forma results of operations for the year 1999 includes Irmel, Red Alert and ComOpt as if they had been acquired at the beginning of the year:

                                             1999
                                            ------
Telecommunications sales                 $ 119,261
Net income                               $     452
Net income per share of common stock     $    0.08

The pro-forma statements of operations include adjustments for interest expense and amortization of goodwill.




14. INCOME TAXES:

Income tax provisions (benefits) consisted of the following:

                          Three Months Ended
                            March 31, 2000           1999
                          -------------------       ------
Current:
  Federal                     $     (740)         $  (680)
  State and foreign                  (87)             162
                              ----------       ----------
                                    (827)            (518)
                              ----------       ----------
Deferred:
  Federal                             -               910
  State                               -               320
                              ----------       ----------
                                      -             1,230
                              ----------       ----------
                              $     (827)          $  712
                              ==========       ==========


A reconciliation of the statutory income tax rate to the effective tax rate follows:

                                            Three Months Ended
                                              March 31, 2000             1999
                                             -----------------           ----
Federal statutory tax rate                         (34.0)%               34.0%
State and foreign taxes                             (2.6)                (2.4)
Amortization and write-off of goodwill               1.7                  8.5
Foreign sales corporation                             -                  (1.8)
Application of annualized effective tax rate        (2.8)                  -
Other, net                                          (0.3)                (1.1)
                                                  ------               ------
      Effective tax rate                           (38.0)%               37.2%
                                                  ======               ======


15. POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the Company and its subsidiaries were participants in various defined contribution retirement plans. Employer contributions under these plans were generally at the discretion of the Company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in the first quarter of 2000 and the year 1999, totaled $401 and $1,321, respectively.

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

The following table sets forth the net periodic pension cost of the plan for the year ended December 31, 1999.


Discount rate                                            4.50%
Salary escalation                                        2.50%
Expected return on plan assets                           7.00%

Components of Net Periodic Pension Cost:
      Service cost                                    $   245
      Interest cost                                       247
      Expected return                                    (381)
      Amortization of unrecognized loss                    18
                                                      -------
      Net periodic pension cost                       $   129
                                                      =======


16. CAPITAL STOCK:

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

A Stock Purchase Assistance Plan authorized the Company to extend loans to officers and other key employees for the purpose of acquiring Company stock. The loans bore market rate interest, due quarterly, with principal payments generally due in 10 equal annual installments. All loans were fully repaid during the year 2000.

On October 30, 1996, the Board of Directors adopted a Shareholder Rights Plan and declared a distribution of one Nonvoting Common Stock Right for each outstanding share of Class A Common Stock and one Voting Common Stock Right for each outstanding share of Class B Common Stock to stockholders of record at the close of business on November 14, 1996 and for each share of Company Common Stock issued (including shares distributed from Treasury) by the Company thereafter and prior to the date a distribution under the Rights Plan takes place. The threshold for triggering a subsequent distribution of the Rights is ten days following the acquisition by a person of 20% of the Company's stock. Each Nonvoting and Voting Common Stock Right entitles the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-thousandth of a share (a "Unit") of Series A and Series B, respectively, Junior Participating Preferred Stock, par value $1.00 per share, at a Purchase Price of $60.00 per Unit, subject to adjustment. On December 8, 2001, the Board of Directors terminated the Shareholder Rights Plan.


17. STOCK OPTION, AWARD AND PURCHASE PLANS:

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

The Long Term Incentive Plan also provided for grants of restricted stock. These shares vested over a three to ten year period, depending upon certain financial achievements. The value of the shares at the time of issuance was recorded in stockholders' equity and amortized over the vesting period. Through 1999, $475 had been expensed. No shares of restricted stock were granted during 1999. As of December 31, 1999, 156,250 restricted shares were outstanding.

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

A summary of stock option activity related to the plans mentioned above is as follows:
                                                Weighted          Number of
                  Number of   Option Price      Average Price     Shares
                  Shares      Per Share         Per Share         Exercisable
                  ---------   ------------      ----------        -----------
Outstanding at
   Jan. 1, 1999   1,054,530  $ 6.85-$17.50        $12.14          157,714
Granted             257,310  $ 5.50-$ 9.13        $ 7.34
Exercised               -          -                 -
Expired             (80,650) $ 7.00-$17.50        $14.02
                  ---------
Outstanding at
   Dec. 31, 1999  1,231,190  $ 5.50-$16.00        $11.01          440,545
Granted               3,500  $ 7.00-$12.50        $ 9.49
Exercised               -          -                 -
Expired             (34,750) $ 6.50-$12.75        $ 9.60
                  ---------
Outstanding at
   Mar. 31, 2000  1,199,940  $ 5.50-$16.00        $11.05          502,619
                  =========

The weighted average price per share of exercisable options at March 31, 2000 was $12.91. The weighted average option lives remaining at March 31, 2000 and December 31, 1999 were approximately 8 years.

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

                                   Three Months Ended
                                     March 31, 2000             1999
                                   --------------------       ---------
Net income (loss)                       $(1,457)                $721
Net income (loss) per share of
 common stock                            $(0.24)                $0.12

The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk free interest rates of 6.5% and 5.8%; dividend yields of 0.0% and 0.0%; volatility factors of 31.3% and 20.0%; and average stock option expected life of 5 and 5.6.

The weighted average fair value of stock options granted was $3.79 and $2.64 per share in 2000 and 1999, respectively.

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


18. SPECIAL CHARGES:

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


19. OPERATING LEASES:

The Company leased, as lessee, facilities, data processing equipment, office equipment and automobiles. Total rental expense under operating lease agreements amounted to $679 in the first quarter of 2000 and $1,700 in 1999.

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


20. FINANCIAL INSTRUMENTS:

Financial instruments which potentially subject the Company to the concentration of credit risk, as defined by SFAS No. 105, consisted principally of accounts receivable. Concentration of credit risk with respect to receivables was limited, as the majority of the balance represents billings for work performed or products sold to various financially secure companies.


21. COMMITMENTS AND CONTINGENCIES:

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


22.  SEGMENT INFORMATION:

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

Information about the Company's operations by segment for the three months ended March 31, 2000, and the year 1999 is as follows:

                                    Industrial  Access Products  Wireless  Consolidated
---------------------------------------------------------------------------------------
Three months ended March 31, 2000:
  Telecommunications sales            $13,614        $3,392        $8,009      $25,015
                                       ======        ======        ======       ======
  Segment profit (loss)               $   (24)       $ (612)       $  214      $  (422)
                                       ======        ======        ======
  General interest expense                                                        (294)
  General corporate expenses                                                    (1,043)
  Goodwill amortization                                                           (507)
  Interest and other income                                                         91
                                                                             ---------
  Pre-tax loss                                                                 $(2,175)
  =====================================================================================
  Identifiable assets                $28,719        $13,894       $24,080     $ 66,693
                                      ======         ======        ======
  Corporate assets                                                              21,625
  Goodwill                                                                      34,606
                                                                             ---------
  Total assets, March 31, 2000                                                $122,924
  =====================================================================================
  Depreciation                       $   436       $    150      $    488
                                       =====         ======        ======
  Capital expenditures               $   302       $    162      $    228
                                       =====         ======        ======

Reconciliation of Other Significant Items:
Geographic Information              Sales        Long Lived Assets
-----------------------------       ------       -----------------
United States                     $ 17,742            $ 23,382
United Kingdom                       2,610                 904
Japan                                1,027                  64
Israel                                 644                  -
Italy                                  639                 295
Brazil                                 562                  70
Other foreign countries              1,791                 564
                                ----------          ----------
                                  $ 25,015            $ 25,279
                                    ======              ======

Sales to Major Customers:
Sales to a customer of the Company's Access Products Segment represented approximately $2,224, or 9% of the Company's consolidated sales. Sales to a customer of the Company's Industrial and Wireless Segments represented approximately $2,458, or 10% of the Company's consolidated sales.

                               Industrial  Access Products  Wireless  Consolidated
----------------------------------------------------------------------------------
Year ended December 31, 1999:
  Telecommunications sales       $ 60,180       $21,149      $34,301     $115,630
                                   ======        ======       ======      =======
  Segment profit (loss)          $  4,006       $  (829)     $ 4,600     $  7,777
                                   ======        ======       ======
  General interest expense                                                 (1,117)
  General corporate expenses                                               (4,272)
  Goodwill amortization                                                    (1,699)
  Restructuring and other charges                                            (650)
  Reversal of reserves                                                      1,000
  Interest and other income                                                   873
                                                                        ---------
  Pre-tax income                                                         $  1,912
  ================================================================================
  Identifiable assets           $ 28,733        $13,909      $26,165     $ 68,807
                                  ======         ======       ======
  Corporate assets                                                         20,978
  Goodwill                                                                 34,762
                                                                        ---------
  Total assets, December 31, 1999                                        $124,547
  ================================================================================
  Depreciation                   $ 1,967       $    699      $ 1,887
                                   =====         ======       ======
  Capital expenditures           $   878       $    441      $ 2,189
                                   =====         ======       ======

Reconciliation of Other Significant Items:

Geographic Information           Sales       Long Lived Assets
-----------------------------    -----     ----------------------
United States                  $ 75,376         $ 22,886
United Kingdom                    9,084              851
Japan                             4,589               64
Mexico                            3,638               -
Brazil                            3,116               70
China                             1,716               64
Other foreign countries          18,111              787
                             ----------       ----------
                               $115,630         $ 24,722
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


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and present positions of the directors and executive officers of Salient 3 Communications, Inc. as well as other relevant information are set forth below:

                                                                    Year In Which
                                                                     First Became
   Name                   Age    Position With Company                Director
   ----                   ---    ---------------------              -------------
John W. Boyer, Jr. . . .   73    Director                                  1984
Timothy S. Cobb . . . . .  60    Chairman of the Board, President          1993
                                 and Chief Executive Officer
Dennis E. Foster . . . .   61    Director                                  1998
Thomas F. Hafer . . . . .  53    Senior Vice President, General Counsel    ----
                                 and Secretary
Robert E. LaBlanc . . . .  68    Director                                  1997
Donald E. Lyons  . . . .   72    Director                                  1989
Paul H. Snyder . . . . .   54    Senior Vice President, Chief              1995
                                 Financial Officer and Director
Dennis F. Strigl . . . .   55    Director                                  1998
Donald K. Wilson, Jr.  .   66    Director                                  1990


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

 Mr. Foster retired in 2000 as Vice Chairman of ALLTEL Communications,
Inc., which provides telecommunications and information services. He had assumed that position when it merged with 360 Degree Communications Company, formerly Sprint Corporation's cellular and wireless division, in 1998. Mr. Foster had been President and Chief Executive Officer of 360 Degree Communi-cations Company since January 1996. Mr. Foster joined Sprint in 1992 as Senior Vice President of operations for its local telecommunications division and became President and Chief Operating Officer of its cellular and wireless division in March 1993. Prior to joining Sprint, Mr. Foster held management positions in the areas of marketing, regulatory and corporate strategic planning, as well as operational assignments with AT&T and GTE. He serves on the board of ALLTEL Corporation, NiSource Corporation and Yellow Corporation and is a trustee of the University of Findlay in Ohio.

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

 Mr. LaBlanc has served as President of Robert E. LaBlanc Associates,
Inc., an information technologies consulting and investment banking firm, since 1981. Prior to that, he was Vice Chairman of Continental Telecom, Inc., a major telecommunications services company now merged with GTE. Mr. LaBlanc began his career in the former Bell System and served as telecommunications analyst and general partner with Salomon Brothers, Inc., before joining Continental. He is a director of Chartered Semiconductor Manufacturing Ltd., Storage Technology Corporation, The Titan Corporation, and two families of Prudential Mutual Funds.

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

 To our knowledge, based solely on the review of such reports furnished to us and written representations from these individuals that no other reports were required, during fiscal 2001 such individuals complied with all
Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Dollar amounts in Item 11 are in actual dollars and are not rounded.

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 2001, 2000, and 1999, the cash compensation paid by the Company, as well as other compensation paid, accrued or awarded for those years, to the Company's Chief Executive Officer and to each of the remaining most highly compensated Executive Officers whose total annual salary and bonus exceeded $100,000 in fiscal 2001 (collectively, the "Executive Officers").

                   Summary Compensation Table

                                                                Long-Term Compensation
                                                            -------------------------------
                                                                   Awards         Payouts
                                               Annual       --------------------- ---------
                                             Compensation   Restricted Securities
Name and                                   ----------------    Stock   Underlying   LTIP       All Other
Principal Position              Year       Salary     Bonus   Awards(2) Options (3) Payouts(4) Compensation
------------------  	        ----       ------     -----   --------- ----------- ---------- ------------
T. S. Cobb. . . . . . .         2001     $      0  $918,000(1)$       0          0 $  295,500   $737,688(5)
 President & Chief              2000      300,000    50,000(1)        0          0  1,419,221    882,887(6)
 Executive Officer              1999      390,000         0           0          0          0     28,723

T. F. Hafer. . . . . . .        2001      163,077   573,750(1)        0          0     92,400    317,924(5)
 Sr. Vice President, General    2000      206,725    62,708(1)        0          0    731,041     67,700(6)
 Counsel & Secretary            1999      215,000         0           0          0          0     23,723

P. H. Snyder. . . . . . .       2001      163,077   573,750(1)        0          0    107,000    324,804(5)
 Sr. Vice President &           2000      214,926    64,167(1)        0          0    739,291     68,739(6)
 Chief Financial Officer        1999      220,000         0           0          0          0     23,723
____________

(1) The payments in 2001 represent amounts the Executive Officers are entitled to receive under the Company's Special Incentive Plan as a result of the completion of the sales of the Company's subsidiaries. As of December 28, 2001, the Company has accrued $200,000 as the estimated remaining amount payable for sale bonus awards. The Executive Officers are eligible to receive an aggregate of 90% of the award pool. The amounts indicated for 2000 were paid under the Company's Annual Incentive Plan.

(2) In connection with the adoption of the Plan in April 2000, the Board of Directors authorized full vesting of all restricted stock. At December
28, 2001, Mr. Cobb held 80,500 shares, which had been awarded as restricted stock, with an aggregate value (after the $14 per share of liquidating distributions) of $78,085; Mr. Snyder held 30,300 shares valued at $29,391 and Mr. Hafer held 30,300 shares valued at $29,391.

(3) In July 2000, all outstanding stock options were fully vested. In August 2000, all options were converted to Limited Stock Appreciation Rights (LSAR) entitling the holder to receive cash payments equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. At December 28, 2001, Mr. Cobb, Mr. Hafer and Mr. Snyder held 252,000, 78,700 and 84,000 LSARs respectively.

(4) Payouts under the Long-Term Incentive Plans (LTIP) during 2001 consisted of liquidating distributions on LSARs. Payouts under the LTIP during 2000 include the following:

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
                             =========      =======      =======

(5) Includes: (a) for Mr. Cobb, Mr. Snyder, and Mr. Hafer, non-compete payments of $560,338, $312,904 and $306,024, respectively; (b) for Mr. Cobb, severance of $177,350; (c) for Mr. Snyder, and Mr. Hafer, Company contributions of $11,900 to each of their accounts under the Company's Retirement Savings Plan.

(6) Includes: (a) for Mr. Cobb, Mr. Snyder, and Mr. Hafer, non-compete payments of $858,462, $47,231 and $46,192, respectively; (b) for Mr. Cobb, Mr. Snyder, and Mr. Hafer, Company contributions of $11,900 to each of their accounts under the Company's Retirement Savings Plan and $1,275 to each of their accounts in the Company's Stock Purchase Program; (c) for Mr. Cobb, Mr. Snyder, and Mr. Hafer, taxable expense reimbursements of $11,250, $8,333 and $8,333, respectively.

Stock Options

  No stock options were granted to Executive Officers during 2001.

Aggregate Option Exercises and Year-End Values

  No stock options were exercised by Executive Officers during 2001. In August 2000, all outstanding stock options were converted to LSARs (see
 Note 3 to Summary Compensation Table).

Compensation Committee Interlocks

  There were no Executive Development Committee interlocks in 2001.

Employment Contracts and Termination of Employment and Change in Control Arrangements

 Effective January 1, 2000, the Executive Officers entered into individual employment agreements with the Company. Mr. Cobb serves as president and chief executive at an initial base salary of $390,000 per year. Mr. Hafer serves as senior vice president, general counsel and secretary at an initial base salary of $215,000 per year. Mr. Snyder serves as senior vice president and chief financial officer at an initial base salary of $220,000 per year.

 In addition, each of Messrs. Hafer, Snyder and Cobb are eligible to receive target annual incentive compensation equal to 35%, 35% and 75%, respectively, of his base salary, with the maximum annual incentive compensation to be equal to 70%, 70% and 150%, respectively, of his base salary.

 The initial term of each Executive Officer's employment agreement is two years and is automatically extended for successive one-year periods, beginning on January 1, 2002, and each January 1 thereafter, unless the Company terminates the agreement by written notice to the executive at least 90 days beforehand, or there is a change of control of the Company, in which case the term is automatically extended for two years beginning on the date of the change in control.

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

 Within two years after a change in control, if the Company terminates any of the three executives without cause, other than due to death or disability, or the executive terminates his employment for good reason, the Company will provide him with:

  . cash lump sum payment of:
    - any unpaid base salary through his termination date;
    - for Mr. Cobb only, as severance payment, an amount equal to the sum of his base salary plus his target annual bonus for the year of termination;
  . as a non-compete payment, an amount equal to two times his base salary plus his target annual bonus, each for the year of termination, payable in twenty-four equal monthly installments starting as soon as practicable after his termination date;
  . continuing benefits under the Company's welfare benefit plans and programs for two years following termination, plus an additional year for Mr. Cobb;
  . outplacement services for twelve months, not to exceed 15% of his base salary; and
  . any other compensation or benefits owed under his employee agreement or any of the Company's plans or programs, including for Mr. Hafer, a benefit equalization plan equal to the benefit that would be payable to Mr. Snyder if his employment were terminated at such time.

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

 In December 1999, the Board of Directors adopted the Special Incentive Plan in order to provide incentives for the Company's executives who are in positions to contribute materially to the successful sale of the Company's business. The plan was amended on May 16, 2000 in order to qualify for an exemption from the limitations of Section 162(m) of the Internal Revenue Code and was approved by the stockholders on July 21, 2000. The Executive Officers are eligible to receive sale bonus awards based on the aggregate net proceeds the Company receives from sales of its subsidiaries, less certain indebtedness and other liabilities. The final amount of the sale bonus awards is uncertain, pending receipt of amounts held in escrow and collectible under promissory notes and the determination of the cost of all obligations during the period of dissolution. During 2001, Mr. Cobb, Mr. Snyder and Mr. Hafer received payments of $918,000, $573,750 and $573,750, respectively, under the Plan. As of December 28, 2001, the Company has accrued $200,000 as the estimated remaining amount payable for sale bonus awards. The Executive Officers are eligible to receive an aggregate of 90% of the award pool.

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


ITEM 12. BENEFICIAL OWNERSHIP OF EQUITY SECURITIES BY CERTAIN PERSONS

 As of February 15, 2002, the number and percentage of equity securities of the Company beneficially owned by (i) each of the directors, (ii) each Executive Officer named in the Summary Compensation Table, (iii) all Executive Officers and directors of the Company as a group and (iv) all holders of more than five percent (5%) of the Class B common stock are set forth in the following table:

                              Class B     Percentage   Class A      Percentage
Individuals                 Common Stock  of Class(1) Common Stock  Of Class(1)
-----------                 ------------  ----------- ------------  -----------
J. W. Boyer, Jr. . . . . .      810           *  %       14,400          *
T. S. Cobb . . . . . . . .  128,001         46.6          4,455          *
D. E. Foster . . . . . . .    4,836          1.8          4,430          *
T. F. Hafer . . . . . . . .  40,551(2)      14.8            ---         ---
R. E. LaBlanc . . . . . . .     ---          ---            ---         ---
D. E. Lyons . . . . . . . .   4,238          1.5         13,775          *
P. H. Snyder . . . . . . .   57,239         20.8            ---         ---
D. F. Strigl . . . . . . .    3,732          1.4          8,860          *
D. K. Wilson, Jr. . . . . .   2,585           *          17,975          *

All Executive Officers,
 directors as a group
 (nine persons)             241,992(2)      88.1         63,895         1.1

(1) Asterisks indicate beneficial ownership of less than 1% of the outstanding shares of the class.

(2) Includes shares for Mr. Hafer from contributions to the Payroll Stock Ownership portion of the Retirement Savings Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 There were no transactions with management or other related parties during 2001.


PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The financial statements filed herewith under Part II, Item 8, include the statements of net assets in liquidation (liquidation basis) as of December 28, 2001 and December 29, 2000, the statements of changes in net assets in liquidation (liquidation basis) for the year 2001 and the nine months ended December 29, 2000, and the consolidated statements of operations, stockholders' equity and cash flows (going-concern basis) for the three months ended March 31, 2000 and year 1999 of Salient 3 Communications, Inc. and its subsidiaries.

      (b) The Company did not file any Form 8-K during the fourth quarter of 2001.

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

       10.2 Stock Purchase Agreement dated as of May 11, 2000 between Agilent Technologies, Inc. and Salient 3 Communications, Inc. Incorporated by reference to Annex C to the Proxy Statement for the Annual Meeting of Stockholders held July 21, 2000.

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

       21 The Company had no subsidiaries at the close of business on December 28, 2001. All previously owned subsidiaries were sold on or before that date.

       99.1 Salient 3 Communications, Inc. letter to Securities and Exchange Commission regarding audit assurance by Arthur Andersen LLP.

       99.2 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of the Stock Purchase Program for Employees of Salient 3 Communications, Inc. and its subsidiaries for the year ended December 31, 2001. (To be filed by amendment.)

      (d) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves is set forth below.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Salient 3 Communications, Inc.:

 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 15, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule referred to in Item 14(d) in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP
Philadelphia, Pennsylvania
March 15, 2002


SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the three months ended March 31, 2000 and the year 1999

Column A                              Column B      Column C        Column D   Column E   Column F
                                      Balance at    Additions                             Balance at
                                      Beginning     Charged to                  Other       End of
Description                           of Period Costs and Expenses Deductions   Changes     Period
                                      --------- ------------------ ----------  --------- -----------
Three months ended March 31, 2000:
 Allowance for doubtful accounts       $1,556     $     462         $      57(A)$    3 (B)  $1,964
                                        =====         =====             =====    =====      =====
 Estimated liability for
  contract losses                      $1,756     $      -          $       -   $    -      $1,756
                                        =====         =====             =====    =====      =====

 Inventory reserves                    $1,760     $     249         $      64   $  (11) (B) $1,934
                                        =====         =====             =====    =====      =====

 Restructuring reserves               $   116     $       -         $     116   $   -       $   -
                                        =====         =====             =====    =====       =====

1999:
 Allowance for doubtful accounts       $1,711     $     251         $     585(A)$   42 (D)  $1,556
                                        =====         =====             =====      137 (B)   =====
                                                                                 =====
 Estimated liability for
  contract losses                      $1,756     $      -          $      -    $   -       $1,756
                                        =====         =====             =====    =====       =====

 Inventory reserves                    $3,855     $     547          $  2,832   $  201 (C)  $1,760
                                        =====         =====             =====      (11)(B)   =====
                                                                                 =====

 Restructuring reserves                $1,454     $     -            $  1,338   $   -       $  116
                                        =====         =====             =====    =====       =====


(A)  Uncollectible accounts written off.
(B)  Reclassification of reserves.
(C)  Acquisition of Irmel.
(D)  Acquisition of ComOpt.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March, 2002.

                             SALIENT 3 COMMUNICATIONS, INC.

                             By  /s/T. S. Cobb
                                --------------------------
                                    T. S. Cobb
                                    Chairman, President and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signature                   Title                             Date
         ---------                   -----                             ----

                              Chairman, President and Chief
                              Executive Officer
                              (Principal Executive
   /s/T. S. Cobb              Officer) and Director               March 25, 2002
 ------------------
      T. S. Cobb


                              Senior Vice President and Chief
                              Financial Officer
                              (Principal Financial
                              and Accounting Officer)
  /s/P. H. Snyder             and Director                        March 25, 2002
 ------------------
     P. H. Snyder


  /s/J. W. Boyer, Jr.         Director                            March 25, 2002
 -------------------
     J. W. Boyer, Jr.


  /s/D. E. Lyons              Director                            March 25, 2002
 -------------------
     D. E. Lyons


  /s/D. K. Wilson, Jr.        Director                            March 25, 2002
 --------------------
    D. K. Wilson, Jr.


  /s/R. E. LaBlanc            Director                            March 25, 2002
 -------------------
     R. E. LaBlanc


  /s/D. E. Foster             Director                            March 25, 2002
 ------------------
     D. E. Foster


  /s/D. F. Strigl             Director                            March 25, 2002
 ------------------
     D. F. Strigl

EXHIBIT 99.1


									March 25, 2002

Securities and Exchange Commission
450 5th Street, NW
Washington, DC 20549

Ladies and Gentlemen:
Pursuant to Securities and Exchange Commission Release Nos. 33-8070, 34-45590, 35-27503, 39-2395, IA-2018, IC-25464, FR-62, and File No. S7-03-02,
this letter is to confirm that Salient 3 Communications, Inc. has received assurance from its independent public accountants, Arthur Andersen LLP ("Arthur Andersen"), that Arthur Andersen's audit of our financial statements as of December 28, 2001 and for the year then ended (the "Audit") was subject to Arthur Andersen's quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the Audit, availability of national office consultation, and availability of personnel at foreign affiliates of Arthur Andersen to conduct the relevant portions of the Audit.


                                            P.H. Snyder
                                            Senior Vice President and
                                            Chief Financial Officer