Form 10-Q
period 2002-03-29
SALIENT 3 COMMUNICATIONS INC
filed 2002-05-08
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

For the Quarterly Period Ended March 29, 2002

Commission File No. 0-12588
_________________________

 SALIENT 3 COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

 Delaware			23-2280922
(State of Incorporation)       (IRS Employer
                                Identification No.)
 P.O. Box 1498, Reading, Pennsylvania                    19603
(Mailing address of principal executive offices)        (Zip Code)

(610) 856-5500
_______________________________________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				Yes  X   	No
                                        Class A        Class B
                                        -------        -------
Number of shares of each class of
common stock outstanding as of
March 29, 2002 (excluding 2,770,476
Class A treasury shares):              5,939,993        274,831


SALIENT 3 COMMUNICATIONS, INC.
INDEX

Part I.  Financial Information	Pages
Item 1.

 Statements of Net Assets in Liquidation
  at March 29, 2002 (unaudited) and December 28, 2001

 Statements of Changes in Net Assets in Liquidation for the three months ended March 29, 2002 and March 30, 2001 (unaudited)

Notes to Financial Statements

Item 2.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures


Part I. Financial Information

 Salient 3 Communications, Inc.
 Statements of Net Assets in Liquidation
 March 29, 2002 (Unaudited) and December 28, 2001
 (000's except for share and per share information)


                                                    March 29       December 28,
                                                      2002            2001
                                                    --------       ------------
 ASSETS

 Cash and cash equivalents                       $    11,737       $    12,800

 Investments in liquidation                            5,361             5,862

 Income tax refunds receivable                           585               140

 Other assets                                          2,765             2,784
                                                      ------            ------
         Total Assets                                 20,448            21,586
                                                      ------            ------



 LIABILITIES

 Accrued and other liabilities                   $    11,198       $    12,602
                                                      ------            ------


         Net assets in liquidation               $     9,250       $     8,984
                                                       =====             =====
         Number of common shares outstanding       6,214,824         6,214,824
                                                   =========         =========
         Net assets in liquidation
           per outstanding share                 $      1.49       $      1.45
                                                        ====              ====



 The accompanying notes are an integral part of these financial statements.


Salient 3 Communications, Inc.
Statements of Changes In Net Assets In Liquidation
Three Months Ended March 29, 2002 and March 30, 2001
(Unaudited)
(000's)

                                                   Three Months   Three Months
                                                      Ended           Ended
                                                  March 29, 2002  March 30, 2001
                                                  --------------  --------------
Net assets in liquidation, beginning of period       $    8,984     $    20,780
                                                          -----          ------
Changes in estimated liquidation values
  of assets and liabilities:
  Investments in liquidation                               (501)           (474)
  Other assets                                              143             297
  Accrued and other liabilities                             179            (247)
  Income tax refunds receivable                             445             585
                                                          -----          ------
  Net changes in estimated liquidation values               266             161
                                                          -----          ------
Liquidating distribution to stockholders                    -               -
                                                          -----          ------
Net assets in liquidation, end of period             $    9,250     $    20,941
                                                          =====          ======

Supplemental Cash Information:
Changes in cash and cash equivalents
  Net proceeds (payments) related to
   sales of subsidiaries                                    -              (876)
  Cash receipts for other assets                            162             319
  Payment of accrued liabilities                         (1,225)         (5,645)
                                                          -----          ------
Net changes in cash and cash equivalents             $   (1,063)    $    (6,202)
                                                          =====          ======


 The accompanying notes are an integral part of these financial statements.

SALIENT 3 COMMUNICATIONS, INC

NOTES TO FINANCIAL STATEMENTS
MARCH 29, 2002
(UNAUDITED)
(000's except for share and per share information)

1.  GENERAL

The interim financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial information for the interim periods. Such adjustments are of a normal recurring nature. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q should refer to the Company's annual report on Form 10-K for the year ended December 28, 2001 for further information.

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

3.  INVESTMENTS IN LIQUIDATION

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after March 29, 2002 and December 28, 2001, less related unpaid costs of the sales, and the estimated net realizable value of the building occupied by XEL Communications, Inc. (XEL).

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. (Agilent) for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which was placed into escrow for certain expenses and possible indemnification claims under the representations and warranties sections of the purchase agreement. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 remains in the escrow account to cover a potential obligation of the Company that was not finalized with Agilent at March 29, 2002. Management estimates that this obligation, including settlement costs, will be settled for approximately $300.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated (Hubbell) for cash of $36,246, after consideration of certain closing balance sheet adjustments. During the third quarter of 2001, Hubbell submitted notification of an indemnification claim under the representations and warranties sections of the purchase agreement. As of March 29, 2002, it is not possible to predict the ultimate liability of the Company in connection with this indemnification claim. The Company believes that this claim, when resolved, will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president for $4,900, in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit that expired on March 31, 2001. The working capital loan, plus interest at 5% per annum, is due December 29, 2002. If XEL is resold to another party prior to December 30, 2002, the Company would receive full payment on the promissory note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL is resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds in excess of $5,000. If there is a default in payment of the principal or interest on the promissory note, the Company has the right to retake control of XEL. The promissory note and working capital loan are together valued at $1,400 in the Statements of Net Assets in Liquidation based on the estimated realization values of XEL's net assets. The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to an unrelated third party.

4.  INCOME TAXES

All income tax accounts have been restated to reflect the liquidation basis of accounting. The estimated amount of income tax refunds receivable reflects federal and state income taxes, at statutory rates, which would become refundable if the assets are realized and liabilities settled at the amounts shown, net of amounts accrued for potential liabilities for adjustments of transactions reported on prior year tax returns. The estimated tax refunds at March 29, 2002 and December 28, 2001 primarily result from anticipated carrybacks of future tax losses that will arise from tax deductible costs of carrying out the plan of liquidation and settling other accrued liabilities. The estimate is subject to significant variation if, among other things, the actual values of assets sold vary from current estimates, the amounts or timing of settlement of liabilities differ from current estimates, or there are potential adjustments related to the sales and other transactions.

5.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain asserted and unasserted claims at March 29, 2002. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sales and carry out the Plan and legal and accounting fees expected to be incurred during the period of liquidation. Accrued liabilities also include the estimated future distributions to holders of limited stock appreciation rights.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.

6.  OPTIONS AND WARRANTS

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 in connection with the additional liquidating distribution on December 14, 2001. The estimated remaining liability for settlement of the LSAR's at March 29, 2002 is $1,573 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

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

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of March 29, 2002. Accordingly, it is not possible to predict with certainty the amount required for such claims. However, management believes that the outcome will not have a material adverse effect on the Company's net assets in liquidation.

8.  SUBSEQUENT EVENTS

On April 3, 2002, the Company completed the sale of its undeveloped land near Reading, PA for $651 in cash. At March 29, 2002, the land was included in other assets in the Statements of Net Assets in Liquidation.

On April 19, 2002, the Board of Directors approved a tentative agreement with the buyer of XEL to exchange the promissory note and working capital loan held in connection with the sale of XEL (Note 3) for a new note with a principal amount of $1,900. The new note will provide for 15 monthly payments of approximately $100, including interest of 8%, with a balloon payment for the balance outstanding at the end of the 15-month period. If XEL is resold within 15 months after the new note is issued, the Company would receive 50% of all proceeds in excess of $1,900. The restructured note would reduce the principal balance to the estimated realizable value recorded in the financial statements as of December 28, 2001. The Company would begin receiving monthly payments on the principal balance and would obtain a tax benefit in 2002 for the reduction in face value of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(000's except for share and per share information)

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

Sale of Assets

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. (Agilent) for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which was placed into escrow for certain expenses and possible indemnification claims under the representations and warranties sections of the purchase agreement. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 remains in the escrow account to cover a potential obligation that was not finalized with Agilent at March 29, 2002. Management estimates that this obligation, including settlement costs, will be settled for approximately $300.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated (Hubbell) for cash of $36,246, after consideration of certain closing balance sheet adjustments. During the third quarter of 2001, Hubbell submitted notification of an indemnification claim under the representations and warranties sections of the purchase agreement. As of March 29, 2002, it is not possible to predict the ultimate liability of the Company in connection with this indemnification claim. The Company believes that this claim, when resolved, will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president for $4,900, in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit that expired on March 31, 2001. The working capital loan, plus interest at 5% per annum, is due December 29, 2002. If XEL is resold to another party prior to December 30, 2002, the Company would receive full payment on the note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL is resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds in excess of $5,000. If there is a default in payment of the principal or interest on the promissory note, the Company has the right to retake control of XEL. The promissory note and working capital loan are together valued at $1,400 in the Statements of Net Assets in Liquidation based on the estimated realization values of XEL's net assets. The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to an unrelated third party.

On April 19, 2002, the Board of Directors approved a tentative agreement with the buyer of XEL to exchange the promissory note and working capital loan held in connection with the sale of XEL for a new note with a principal amount of $1,900. The new note will provide for 15 monthly payments of approximately $100, including interest of 8%, with a balloon payment for the balance outstanding at the end of the 15-month period. If XEL is resold within 15 months after the new note is issued, the Company would receive 50% of all proceeds in excess of $1,900. The restructured note would reduce the principal balance to the estimated realizable value recorded in the financial statements as of December 28, 2001. The Company would begin receiving monthly payments on the principal balance and would obtain a tax benefit in 2002 for the reduction in face value of the note.

On April 3, 2002, the Company completed the sale of its undeveloped land near Reading, PA for $651 in cash. At March 29, 2002, the land was included in other assets in the Statements of Net Assets in Liquidation.

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

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted and unasserted claims represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of March 29, 2002. Accordingly, it is not possible to predict with certainty the amount required for such claims.

The value of net assets in liquidation is subject to adjustment as estimated values of assets and liabilities are reevaluated each period and as assets are sold or liabilities are settled for amounts different from estimates reported in previous periods.

Liquidity and Capital Resources

On March 29, 2002, the Company had cash and cash equivalents of $11,737. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

The Company estimates that its total capital expenditures during the liquidation period will be insignificant.

Other

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 in connection with the additional liquidating distribution on December 14, 2001. The estimated remaining liability for settlement of the LSAR's at March 29, 2002 is $1,573 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's only financial instruments with market risk exposure are short-term cash investments which total $11,746 at March 29, 2002. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the period of approximately $117. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the Statements of Net Assets in Liquidation.

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

                The Company filed Form 8-K on January 10, 2002 to report the termination of the Rights Agreement between the Company and the Rights Agent, effective December 8, 2001.


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

Date:  May 8, 2002