Form 10-Q
period 2002-09-27
SALIENT 3 COMMUNICATIONS INC
filed 2002-11-08
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2002

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

(610) 856-5500
________________________________________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  X      No
                     -----      -----

                                            Class A         Class B
                                            -------         -------
Number of shares of each class of
common stock outstanding as of
September 27, 2002 (excluding 2,770,476
Class A treasury shares):                   5,953,011       261,813
                                            ---------       -------

SALIENT 3 COMMUNICATIONS, INC.
INDEX

Part I.  Financial Information

Item 1.

 Statements of Net Assets in Liquidation
  at September 27, 2002 (unaudited) and December 28, 2001

 Statements of Changes in Net Assets in Liquidation for the nine months ended September 27, 2002 and September 28, 2001 (unaudited)

Notes to Financial Statements

Item 2.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Item 4.

 Controls and Procedures

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits

Part I. Financial Information

 Salient 3 Communications, Inc.
 Statements of Net Assets in Liquidation
 September 27, 2002 (Unaudited) and December 28, 2001
 (000's except for share and per share information)

                                                 September 27,     December 28,
                                                     2002              2001
                                                 -------------     ------------
 ASSETS

 Cash and cash equivalents                       $    13,880       $    12,800

 Investments in liquidation                            3,346             5,862

 Income tax refunds receivable                           -                 140

 Other assets                                          1,856             2,784
                                                      ------            ------
         Total Assets                                 19,082            21,586
                                                      ------            ------



 LIABILITIES

 Accrued and other liabilities                   $     9,094       $    12,602

 Income taxes                                          1,690               -
                                                      ------            ------
                                                      10,784            12,602
                                                      ------            ------


         Net assets in liquidation               $     8,298       $     8,984
                                                   =========         =========

         Number of common shares outstanding       6,214,824         6,214,824
                                                   =========         =========
         Net assets in liquidation
           per outstanding share                 $      1.34       $      1.45
                                                   =========         =========



 The accompanying notes are an integral part of these financial statements.

Salient 3 Communications, Inc.
Statements of Changes In Net Assets In Liquidation
Nine Months Ended September 27, 2002 and September 28, 2001
(Unaudited)
(000's)

                                                   Nine Months    Nine Months
                                                      Ended          Ended
                                                  Sept. 27, 2002  Sept. 28, 2001
                                                  --------------  --------------

Net assets in liquidation, beginning of period      $      8,984    $   20,780
                                                           -----        ------

Changes in estimated liquidation values
  of assets and liabilities:
  Investments in liquidation                              (2,337)       (2,192)
  Other assets                                               574           171
  Accrued and other liabilities                              928          (341)
  Income taxes                                               149         2,828
                                                           -----        ------
  Net changes in estimated liquidation values               (686)          466
                                                           -----        ------

Liquidating distribution to stockholders                     -             -
                                                           -----        ------
Net assets in liquidation, end of period            $      8,298    $   21,246
                                                           =====        ======

Supplemental Cash Information:
Changes in cash and cash equivalents
  Net proceeds (payments) related to
   sales of subsidiaries                                     179          (928)
  Cash receipts for other assets                           1,502         1,100
  Refund (payment) of income taxes                         1,979          (341)
  Payment of accrued liabilities                          (2,580)       (7,195)
                                                           -----        ------
Net changes in cash and cash equivalents            $      1,080    $   (7,364)
                                                           =====        ======


 The accompanying notes are an integral part of these financial statements.

SALIENT 3 COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
September 27, 2002
(UNAUDITED)
(000'S EXCEPT FOR SHARE AND PER SHARE INFORMATION)

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

3.  INVESTMENTS IN LIQUIDATION

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after September 27, 2002 and December 28, 2001, less related unpaid costs of the sales, and the estimated net realizable value of the building occupied by XEL
Communications, Inc. (XEL).

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. (Agilent) for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which was placed into escrow for certain expenses and possible indemnification claims under the representations and warranties sections of the purchase agreement. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 was retained in the escrow account to cover a potential obligation of the Company that was not finalized with Agilent at September 27, 2002. Management estimates that this obligation, including settlement costs, will be settled for approximately $300.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated (Hubbell) for cash of $36,246, after consideration of certain closing balance sheet adjustments. During the third quarter of 2001, Hubbell submitted notification of an indemnification claim under the representations and warranties sections of the purchase agreement. As of September 27, 2002, it is not possible to predict the ultimate liability of the Company in connection with this indemnification claim. The Company believes that this claim, when resolved, will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

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

Effective April 1, 2002, the Company entered into an amendment agreement with the buyer of XEL to modify the promissory note and working capital loan held in connection with the sale of XEL. The modified note and loan have reduced principal amounts aggregating $1,900 at inception. The amendment agreement provides for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold prior to December 28, 2003, the Company would receive 50% of all proceeds in excess of $1,900. The amendment agreement allows the Company to begin receiving monthly payments on the principal balance and to obtain a tax benefit in 2002 for the reduction in face value of the note. At September 27, 2002, the aggregate unpaid balance of the note and loan is $1,540. The reported value of the amended note in the Statements of Net Assets in Liquidation at September 27, 2002 is net of a valuation reserve of $500 based on the estimated realization values of XEL's net assets.

The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to an unrelated third party. Due to the unfavorable real estate market, the estimated realizable value of the building was reduced by $1,992 in the third quarter of 2002. This change resulted in an estimated additional tax benefit of $641, reduced the estimated liability for settlement of LSAR's (see note 6) by $203 and reduced the net assets in liquidation by $1,148, or $.18 per share.

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

5.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain claims at September 27, 2002. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sales and carry out the Plan and legal and accounting fees expected to be incurred during the period of liquidation. Accrued liabilities also include the estimated future distributions to holders of limited stock appreciation rights.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.

6.  OPTIONS AND WARRANTS

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 in connection with the additional liquidating distribution on December 14, 2001. The estimated remaining liability for settlement of the LSAR's at September 27, 2002 is $1,408 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

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

Sale of Assets

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. (Agilent) for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which was placed into escrow for certain expenses and possible indemnification claims under the representations and warranties sections of the purchase agreement. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 was retained in the escrow account to cover a potential obligation that was not finalized with Agilent at September 27, 2002. Management estimates that this obligation, including settlement costs, will be settled for approximately $300.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated (Hubbell) for cash of $36,246, after consideration of certain closing balance sheet adjustments. During the third quarter of 2001, Hubbell submitted notification of an indemnification claim under the representations and warranties sections of the purchase agreement. As of September 27, 2002, it is not possible to predict the ultimate liability of the Company in connection with this indemnification claim. The Company believes that this claim, when resolved, will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

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

Effective April 1, 2002, the Company entered into an amendment agreement with the buyer of XEL to modify the promissory note and working capital loan held in connection with the sale of XEL. The modified note and loan have reduced principal amounts aggregating $1,900. The amendment agreement provides for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold prior to December 28, 2003, the Company would receive 50% of all proceeds in excess of $1,900. The amendment agreement allows the Company to begin receiving monthly payments on the principal balance and to obtain a tax benefit in 2002 for the reduction in face value of the note. At September 27, 2002, the aggregate unpaid balance of the note and loan is $1,540. The reported value of the amended note in the Statements of Net Assets in Liquidation at September 27, 2002 is net of a valuation reserve of $500 based on the estimated realization values of XEL's net assets.

The sale of XEL excluded the building it occupies in Aurora, Colorado. The Company is attempting to sell this building to an unrelated third party. Due to the unfavorable real estate market, the estimated realizable value of the building was reduced by $1,992 in the third quarter of 2002. This change resulted in an estimated additional tax benefit of $641, reduced the estimated liability for settlement of LSAR's (see note 6) by $203 and reduced the net assets in liquidation by $1,148, or $.18 per share.

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

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted claims included in accrued and other liabilities represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of September 27, 2002. Accordingly, it is not possible to predict with certainty the amount required for such claims.

The reported value of net assets in liquidation is subject to adjustment as estimated values of assets and liabilities are reevaluated each period and as assets are sold or liabilities are settled for amounts different from estimates reported in previous periods.

Liquidity and Capital Resources

On September 27, 2002, the Company had cash and cash equivalents of $13,880. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

The Company estimates that its total capital expenditures during the liquidation period will be insignificant.

Other

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 in connection with the additional liquidating distribution on December 14, 2001. The estimated remaining liability for settlement of the LSAR's at September 27, 2002 is $1,408 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's only financial instruments with market risk exposure are short-term cash investments which total $13,267 at September 27, 2002. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the year of approximately $133. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the Statements of Net Assets in Liquidation.

These financial instruments are non-trading (not entered into for trading purposes) and carry interest at a market rate. The Company's objective in maintaining these variable rate investments is the flexibility obtained in having cash available for payment of accrued liabilities and distributions to stockholders without penalties.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-Q, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings. Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the date of this report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing them with material information relating to the Company as required to be disclosed in the Company's periodic filings under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)  Exhibits

           99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	(b)  Reports on Form 8-K

           The Company filed Form 8-K/A on July 1, 2002 to amend the Form 8-K, dated June 14, 2002, that reported the dismissal of Arthur Andersen LLP and the engagement of KPMG LLP as the Company's independent public accountants for fiscal 2002.


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

                              Salient 3 Communications, Inc.

                              /s/Paul H. Snyder
                              -----------------
                              Paul H. Snyder
                              Senior Vice President and
                              Chief Financial Officer

Date:  November 6, 2002



CERTIFICATIONS
I, Timothy S. Cobb, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salient 3 Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report; *

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002
                                                      /s/ Timothy S. Cobb
                                                      -------------------
                                                      Timothy S. Cobb
                                                      Chairman, President and
                                                      Chief Executive Officer

* In lieu of an income statement and balance sheet, the Company's Form 10-Q includes a statement of net assets in liquidation and a statement of changes in net assets in liquidation. The certifications made herein should be construed accordingly.

			____________________________________________



I, Paul H. Snyder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Salient 3 Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report; *

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002
									/s/ Paul H. Snyder
                                                      ------------------
                                                      Paul H. Snyder
                                                      Senior Vice President and
                                                      Chief Financial Officer

* In lieu of an income statement and balance sheet, the Company's Form 10-Q includes a statement of net assets in liquidation and a statement of changes in net assets in liquidation. The certifications made herein should be construed accordingly.




Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salient 3 Communications, Inc. (the "Company") on Form 10-Q for the period ending September 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy S. Cobb, the Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. *

/s/ Timothy S. Cobb
-----------------------
Timothy S. Cobb
Chief Executive Officer
November 6, 2002

* In lieu of an income statement and balance sheet, the Company's Form 10-Q includes a statement of net assets in liquidation and a statement of changes in net assets in liquidation. The certifications made herein should be construed accordingly.



Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Salient 3 Communications, Inc. (the "Company") on Form 10-Q for the period ending September 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul H. Snyder, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. SS 1350, as adopted pursuant to SS 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. *

/s/Paul H. Snyder
-----------------------
Paul H. Snyder
Chief Financial Officer
November 6, 2002

* In lieu of an income statement and balance sheet, the Company's Form 10-Q includes a statement of net assets in liquidation and a statement of changes in net assets in liquidation. The certifications made herein should be construed accordingly.