Form 10-K
period 2002-12-31
SALIENT 3 COMMUNICATIONS INC
filed 2003-03-12
CIK 740763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
__________
FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended   January 3, 2003

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
         Yes    X       No
            --------      ---------

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         Yes            No     X
            ---------     ---------
  The aggregate market value of the registrant's Class A (non-voting) and Class B (voting) common stock held by non-affiliates at June 28, 2002, computed by reference to the closing sale price for the registrant's Class A (non-voting) common stock, as reported by the OTC Bulletin Board, was $7,458,000.

                                       Class A           Class B
                                       -------           -------
Number of shares of each class
of common stock outstanding as
of February 28, 2003 (excluding
2,770,476 treasury shares):           5,953,011           261,813

PART I
ITEM 1.	BUSINESS

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

Prior to June 30, 2000, seven stockholders, who together controlled more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan and in favor of the sales of SAFCO and GTC. As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

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

On September 8, 2000, the Company paid an initial liquidating distribution of $12 per share to holders of Class A (non-voting) and Class B (voting) common stock. Additional liquidating distributions of $2 per share and $.50 per share were paid on December 14, 2001 and December 30, 2002, respectively. The Board of Directors will determine the timing and amount of all future distributions made to stockholders.

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to August 25, 2000, the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distributions payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866, $1,639 and $519 in connection with the liquidating distributions on September 8, 2000, December 14, 2001 and December 30, 2002, respectively.

INDUSTRIAL SEGMENT

GTC, based in Reading, Pennsylvania, was principally engaged in the development, assembly and marketing of communications systems for industrial operations. In serving such customers, GTC provided custom services by adapting communication systems to operate under extraordinary plant conditions such as excessive dust and explosive atmospheres. GTC also designed emergency notification systems and land mobile communications systems. GAI-Tronics Limited, a wholly-owned subsidiary based in Burton Upon Trent, England, was a designer, manufacturer and marketer of ruggedized communications systems for the mining, energy and transportation industries, and specialized communications and integrated entertainment systems. Irmel, a wholly-owned subsidiary based in Milan, Italy, designed and assembled public address and closed circuit television systems.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated for cash of $36,246, after consideration of certain closing balance sheet adjustments and employee-related expenses. This sale terminated all operations of the Company in the Industrial Segment.


ACCESS PRODUCTS SEGMENT

XEL, based in Aurora, Colorado, designed and sold transmission products to the access products market. XEL's products were used by its customers in telecommunications networks to provide customer access for voice and data services. XEL had entered into new technology partnerships to broaden its product offerings to include technology to provide high speed transmission. XEL completed development of its own new product for the access market in the second quarter of 2000.

On December 29, 2000, the Company completed the sale of XEL to a company controlled by XEL's president for $4,900 in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. Effective April 1, 2002, the Company and the buyer of XEL entered into an agreement to modify the note and a related working capital loan. The modified note and loan have reduced principal amounts aggregating $1,900 at inception. The amendment agreement provides for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold to another party prior to December 28, 2003, the Company would receive full payment on the note and 50% of all proceeds in excess of $1,900. If there is a default in payment of principal or interest on the promissory note, the Company has the right to retake control of XEL. This sale terminated all operations of the Company in the Access Products Segment.

The sale of XEL excluded the building it occupies in Aurora, Colorado. On December 26, 2002, the Company completed the sale of this building to an unrelated third party for $1,425,000, including $200,000 in cash and a promissory note for $1,225,000, due June 30, 2003 and bearing interest at 5%.


WIRELESS SEGMENT

SAFCO, based in Chicago, Illinois, provided products and services which focus on measurement, analysis and predictive tools and engineering and technical services used by the wireless communications industry. The TEC Cellular division, based in Melbourne, Florida, provided radio frequency engineering consulting services and software applications to the wireless industry.

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which had been placed into escrow for certain expenses and possible indemnification claims. The Company is entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before August 29, 2001. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 remained in the account to cover an obligation of the Company that was not finalized at January 3, 2003. This sale terminated all operations of the Company in the Wireless Segment.


DISSOLUTION AND LIQUIDATION PROCESS

After approval of the Plan and filing of the Certificate of Dissolution, the Company ceased to exist for the purpose of continuing business operations, but will continue for a period of three years, under Delaware law, for the purpose of winding up its affairs. The Board of Directors and officers of the Company will continue to oversee the liquidation and dissolution. During this period the Company will: (1) convert to cash as much of its non-cash assets as possible, (2) pay or make provision for the payment of all of its expenses and liabilities, (3) distribute its remaining assets, which should be primarily cash, to its stockholders, and (4) transfer any remaining assets and obligations to a liquidating trust established for the benefit of stockholders.

As discussed in each industry segment, all of the operating businesses were sold during 2000. The remaining non-cash assets consist primarily of notes receivable from sales of the operating businesses, and sale proceeds held in escrow.

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

AVAILABLE INFORMATION

The Company closed its Internet website after it entered the dissolution and liquidation process. Acccordingly, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as required by regulations under the Securities Exchange Act of 1934, are not made available electronically by the Company. Currently such reports can be accessed through the website of the Securities and Exchange Commission (http://www.sec.gov).


ITEM 2.	PROPERTIES

The Company owns office furniture and equipment which it uses to carry out the Plan. The Company also leases office space and certain office equipment, for terms of three years or less.

On December 26, 2002, the Company completed the sale of the office and manufacturing facility used by XEL and located in Aurora, Colorado. On April 3, 2002, the Company completed the sale of approximately 104 acres of undeveloped land near Reading, Pennsylvania. These were the final two properties owned by the Company that were not used to carry out the Plan.


ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various disputes arising in the ordinary course of business which have resulted in pending litigation. In the opinion of management of the Company, none of these matters will materially affect the Company's net assets in liquidation.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter required to be reported pursuant to this item was submitted to security holders in the fourth quarter of 2002.


ITEM 4A.	EXECUTIVE OFFICERS OF REGISTRANT

The names, ages, positions and previous experience to the extent required to be presented herein of all current executive officers of the Company are as follows:


Name                    Position and Previous Experience                     Age
Timothy S. Cobb  Mr. Cobb has been Chairman of the Board of Directors         61
                 since July 1995.  He has been Chief Executive Officer
                 since March 1994 and President and Chief Operating
                 Officer since October 1993.  Mr. Cobb served as President
                 of Gilbert/Commonwealth, Inc. (former subsidiary of
                 Company) from January 1991 to September 1993.  He served
                 as President of GTC (former subsidiary of Company) from
                 June 1988 to December 1990.  Upon joining the Company,
                 Mr. Cobb had 21 years experience in the telecommunications industry, culminating with his being President of the major systems subsidiary of Ameritech in Chicago, Illinois.  He
                 is a director of Central Vermont Public Service Corporation.

Paul H. Snyder   Mr. Snyder has been Senior Vice President and                55
                 Chief Financial Officer since February 1997 and Vice
                 President and Chief Financial Officer from August 1995
                 to January 1997.  From August 1994 to July 1995,
                 Mr. Snyder was Vice President and Chief Financial Officer
                 of The Dreyfus Corporation, a subsidiary of Mellon Bank
                 Corporation.  From 1988 through 1994, he was Senior Vice
                 President and Chief Financial Officer of Mellon PSFS,
                 Mellon Bank Corporation's affiliate in Philadelphia,
                 Pennsylvania.  Mr. Snyder became Executive Vice President
                 and Chief Financial Officer of DecisionOne Corporation,
                 a provider of multivendor computer maintenance services,
                 in September 2002.  He had been Senior Vice President and
                 Chief Financial Officer since February 2001.


Thomas F. Hafer  Mr. Hafer has been Senior Vice President since February      54
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


PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
	 	SECURITY HOLDER MATTERS

The Company's Class A common stock has been traded on the OTC Bulletin Board (OTCBB) under the symbol STCIA since June 7, 2001. Prior to that date it was traded on The Nasdaq Stock Market (Nasdaq). The following tabulation sets forth the high and low closing sale prices as reported by OTCBB and Nasdaq.

                             2002                     2001
                             ----                     ----
                         High    Low              High    Low
                         ----    ---              ----    ---

First Quarter           $1.15   $0.97            $2.41   $1.53
Second Quarter           1.34    1.10             2.40    1.81
Third Quarter            1.35    1.10             2.35    2.25
Fourth Quarter           1.30    0.60             3.01    0.97


On December 30, 2002 and December 14, 2001, the Company paid liquidating distributions of $0.50 per share and $2.00 per share, respectively. There were no other cash dividends declared during 2002 or 2001.

At January 3, 2003, the approximate numbers of record holders of Class A and Class B common stock were 3,000 and 9, respectively.

The Company has no equity securities authorized for issuance under compensation plans or individual compensation arrangements.


ITEM 6.  SELECTED FINANCIAL DATA.

FINANCIAL REVIEW

SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Five Year Summary / Selected Financial Data
(000's except for share and per share information and number of employees)

                                                   Liquidation Basis (1)                       Going-Concern Basis (1)
                                       --------------------------------------------    -------------------------------------
                                                                                       Three Months
                                                                                           Ended
Summary of Operations:                 Jan. 3, 2003   Dec. 28, 2001   Dec. 29, 2000    Mar. 31, 2000     1999         1998
                                       ------------   -------------   -------------    -------------     ----         ----
Telecommunications Sales                   N/A             N/A             N/A       $      25,015  $  115,630  $   119,282

Net Income (Loss) from
  Continuing Operations                    N/A             N/A             N/A              (1,348)      1,200      (17,459) (2)

Per Share of Common Stock (Basic):
   Net Income (Loss) from
    Continuing Operations                  N/A             N/A             N/A               (0.23)       0.20        (2.83) (2)

   Dividends to Stockholders                  -               -               -                -           -           0.10

Basic Weighted Average
 Shares Outstanding                        N/A             N/A             N/A           5,989,073   5,973,328    6,158,587


Summary of Financial Position:

Total Assets                         $       16,421 $      23,935   $      41,441           N/A      $ 124,547   $  118,455

Long-Term Debt                                -               -               -             N/A         13,647       10,616

Net Assets in Liquidation                     6,288         8,984          20,780           N/A          N/A          N/A

Net Assets in Liquidation
  Per Share (3)                      $         1.01 $        1.45   $        3.34           N/A          N/A          N/A

Stockholders' Equity                       N/A             N/A             N/A              N/A         79,318       77,989

Stockholders' Equity Per Share             N/A             N/A             N/A              N/A      $   12.90   $    12.74

Number of Employees                               5             5               5              743         797          760


(1)On April 17, 2000, the Board of Directors of Salient 3 Communications, Inc. (the Company) adopted a Plan of
   Dissolution and Liquidation (the Plan).  Under the Plan, the Company will be liquidated by (i) the sale of its non-cash assets,(ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders.  As a result, the Company adopted the liquidation basis of accounting effective April 1, 2000.  All information presented prior to April 1, 2000 is reported on a going-concern basis.  (See Note 1 to the Consolidated Financial Statements appearing elsewhere herein).

(2)Amount includes $18,684 (net of tax benefit of $4,138), or $2.99 per share, of non-recurring adjustments primarily for restructuring and asset impairment.

(3)During 2000, 2001 and 2002, the Company paid liquidating dividends of $12.00 per share, $2.00 per share and $.50 per share, respectively.



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

Prior to June 30, 2000, seven stockholders, who together controlled more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan and in favor of the sales of SAFCO Technologies, Inc. (SAFCO) and GAI-Tronics Corporation (GTC). As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets,
(ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions. An initial liquidating distribution of $12.00 per share was paid on September 8, 2000 to holders of Class A (non-voting) and Class B (voting) common stock. Additional liquidating distributions of $2.00 per share and $.50 per share were paid on December 14, 2001 and December 30, 2002, respectively.

Sale of Assets

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. (Agilent) for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which was placed into escrow for certain expenses and possible indemnification claims under the representations and warranties sections of the purchase agreement. The Company was entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before August 29, 2001. During the third quarter of 2001, Agilent submitted notification of an indemnification claim to the Company. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 remained in the escrow account to cover an obligation of the Company that was not finalized at January 3, 2003. Management estimates that the obligation, including settlement costs, will be settled for approximately $300. This obligation is not subject to the representations and warranties sections of the purchase agreement.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated (Hubbell) for cash of $36,246, after consideration of certain closing balance sheet adjustments. The Company provided certain indemnifications through July 2001 under the representations and warranties sections of the purchase agreement. During the third quarter of 2001, Hubbell submitted notification of a possible indemnification claim to the Company. There has been no activity since the notification of the potential claim was submitted, and the Company believes that if the claim is pursued, it will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president for $4,900, in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit that expired on March 31, 2001. The working capital loan, plus interest at 5% was due December 29, 2002. If XEL was resold to another party prior to December 30, 2002, the Company would receive full payment on the note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL was resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds over $5,000. If there is a default in payment of principal or interest on the promissory note, the Company has the right to retake control of XEL. The note and working capital loan were together valued at $1,900 in the Statements of Net Assets in Liquidation at December 28, 2001, based on the estimated realization values of XEL's assets.

Effective April 1, 2002, the Company entered into an amendment agreement with the buyer of XEL to modify the promissory note and working capital loan held in connection with the sale of XEL. The modified note and loan have reduced principal amounts aggregating $1,900 at inception. The amendment agreement provides for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold prior to December 28, 2003, the Company would receive 50% of all proceeds in excess of $1,900. The amendment agreement allowed the Company to begin receiving monthly payments on the principal balance and to obtain a tax benefit in 2002 for the reduction in face value of the note. At January 3, 2003, the aggregate unpaid balance of the note and loan is $1,171. The reported value of the amended note in the Statements of Net Assets in Liquidation at January 3, 2003 is net of a valuation reserve of $350 based on the estimated realization values of XEL's net assets.

The sale of XEL excluded the building it occupies in Aurora, Colorado. On December 26, 2002, the Company sold this building to an unrelated third party for $200 in cash and a six-month note for $1,225. The note bears interest, payable quarterly, at 5% per annum and is secured by the building. The value of the building, net of sale and related costs, had been reported at $3,363 in the Statements of Net Assets in Liquidation at December 28, 2001. Due to the unfavorable real estate market, the estimated realizable value of the building was reduced by $1,992 in the third quarter of 2002. This change resulted in an estimated additional tax benefit of $641, reduced the estimated liability for settlement of LSAR's by $203 and reduced the net assets in liquidation by $1,148, or $.18 per share.

On April 3, 2002, the Company completed the sale of its undeveloped land near Reading, Pennsylvania for $651 in cash. The estimated value of the land was included in other assets in the Statements of Net Assets in Liquidation at December 28, 2001.

Financial Condition

Pursuant to the Plan, after payment or provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales, together with other available cash, will be distributed from time to time pro rata to the holders of the common stock. The record dates with respect to each distribution will be selected by the Board of Directors. An initial liquidating distribution of $74,582 or $12.00 per share was paid on September 8, 2000. Additional liquidating distributions of $12,430 or $2.00 per share and $3,107 or $.50 per share were paid on December 14, 2001 and December 30, 2002, respectively.

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted claims and other obligations represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of January 3, 2003. Accordingly, it is not possible to predict with certainty the amount required for such claims.

The reported value of net assets in liquidation is subject to adjustment as estimated values of assets and liabilities are reevaluated each period and as assets are sold or liabilities are settled for amounts different from estimates reported in previous periods. The estimated liquidation value of investments in liquidation was reduced by $2,107 in 2002 and $1,557 in 2001. The 2002 change was due to the reduction in estimated value of the XEL building of $2,257, an increase of $350 in a reserve for the XEL note, less a decrease of $500 in a reserve for indemnification claims in connection with the sale of GTC. The 2001 change included $579 resulting from indemnification claims and reserves for unresolved claims related to the sales of SAFCO and GTC, and $978 relating to revisions of estimated obligations in connection with the sale of XEL and estimated net proceeds from the sale of XEL's building.

The estimated liquidation value of other assets increased by $937 in 2002 and $567 in 2001. The increase in 2002 was due to a $525 reduction in a valuation reserve for the RCI note receivable, $353 of interest earned on notes and short-term investments and a $59 increase in the value of other assets. The increase in 2001 was due to $880 of interest earned on short-term investments and notes receivable, less reductions in values of other assets of $313.

The estimated liquidation value of accrued and other liabilities decreased by $1,200 in 2002 and increased by $900 in 2001. The decrease in 2002 was due to reduced estimates of costs required to complete the liquidation and dissolution process, including salaries and other compensation, insurance, franchise taxes, directors fees and other costs. The increase in 2001 was primarily due to an extension of the estimated time period required to complete the liquidation process.

Estimated income tax refunds increased by $381 in 2002 and $2,524 in 2001.
The increase in 2002 was due to changes in estimates of various factors affecting the estimated tax refunds. The increase in 2001 was due to revisions to estimates of the tax gains or losses on sales of the subsidiaries and changes in estimates of deductible expenses to be incurred during the liquidation period.

Liquidity and Capital Resources

On January 3, 2003, the Company had cash and cash equivalents of $10,280. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

The Company estimates that its total capital expenditures during the liquidation period will be insignificant.

In August 2003, the Company will reach the end of the three-year statutory dissolution period prescribed by Delaware law. At that time, the Company anticipates that it will own certain assets that will not have been converted to cash and it will have certain actual and contingent liabilities that will not have been settled. A portion of these assets, in amounts sufficient to pay the estimated liabilities, will be transferred into a liquidating trust for the benefit of stockholders. Prior to the transfer, the Company expects to pay a liquidating distribution equal to the amount of cash that is not required to fund its estimated liabilities. The Board of Directors will determine the amount and timing of such distribution.

Other

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating dividend. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating dividend into Limited Stock Appreciation Rights. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 and $519 in connection with the additional liquidating distributions on December 14, 2001 and December 30, 2002, respectively. The estimated remaining liability for settlement of the LSAR's at January 3, 2003 is $1,089 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

GOING-CONCERN BASIS

Results of Operations - First Quarter of 2000

The Company reported a net loss for the first quarter of 2000 of $1,348, or $.23 per share.

The following is a breakdown of sales by segment for the first quarter of 2000:

Access Products               $ 3,392
Industrial                     13,614
Wireless                        8,009
                           ----------
Total                         $25,015
                           ==========

Access Products sales were negatively affected by a continuing reduction in customer demand for analog channel units and a slowdown of orders for partnership products. Contributing to the decreases were customer reuse programs and customer evaluation of their inventory stocking programs. This segment also suffered from delays in completing development of its new integrated access product, which became available for production in the second quarter of 2000. The Industrial segment experienced lower sales by the Reading, Pennsylvania location due to sluggish capital spending by domestic crude oil related industries. Sales declines in the European operations were offset by sales by Irmel, acquired in December 1999. Wireless sales were affected by improved hardware sales, increased demand for engineering services and the ComOpt acquisition in February, 1999.

The consolidated gross profit percentage was 41.4% for the quarter. The Wireless Segment traditionally has higher gross profit percentages from its software-based products.

Selling, general and administration was 38% of sales for the first quarter of 2000. Operating results for the quarter included charges of $266 for retention bonuses and $100 for severance costs and credits of $326 for elimination of reserves due to collection of a note receivable and a credit from an insurance company in connection with its conversion to a stock company.

Research and development costs of $1,040, net of amortization, were capitalized during the first quarter of 2000. Costs are capitalized for the development of software for external use in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." The Wireless and Access Products Segments are responsible for most of the capitalized costs.

Interest expense related primarily to debt incurred for acquisitions.

The effective tax rate was 38% for the quarter.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's only financial instruments with market risk exposure are short-term cash investments which total $10,385 at January 3, 2003. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the period of approximately $104. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the statement of net assets in liquidation.

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

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

  The accompanying consolidated financial statements and notes thereto are the responsibility of, and have been prepared by, management of the Company in accordance with generally accepted accounting principles. Management believes the consolidated financial statements for the quarter ended March 31, 2000, presented on a going-concern basis, reflect fairly the results of operations and financial position of the Company in all material respects. The consolidated financial statements include certain amounts that are based upon management's best estimates and judgment regarding the ultimate outcome of transactions which are not yet complete.

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

  The Company's financial statements for the year 2002 have been audited by KPMG LLP, independent public accountants, as stated in their report below. They have been appointed to perform this function by the Board of Directors of the Company. Management has made available to KPMG LLP all of the Company's financial records and related data, as well as the minutes of stockholders' and directors' meetings. The Company's financial statements for the years 2001 and 2000 were audited by Arthur Andersen LLP, independent public accountants. They had been elected to perform this function by the stockholders of the Company.

                                          T. S. Cobb
                                          Chairman, President
                                          and Chief Executive Officer

                                          P. H. Snyder
                                          Senior Vice President and Chief
                                          Financial Officer



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Salient 3 Communications, Inc.:

We have audited the statement of net assets in liquidation of Salient 3 Communications, Inc. as of January 3, 2003, and the related statement of changes in net assets in liquidation for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of Salient 3 Communications, Inc. and Subsidiaries were audited by other auditors who have ceased operations. Those auditors' report, dated March 15, 2002, on those financial statements and financial statement schedule was unqualified and included an explanatory paragraph that described the change in the Company's method of accounting from the going-concern basis to the liquidation basis of accounting, as discussed in Notes 1 and 2 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Notes 1 and 2 to the financial statements, the Board of Directors of Salient 3 Communications, Inc. approved a plan of liquidation on April 17, 2000, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods ending subsequent to April 17, 2000, from the going-concern basis to the liquidation basis.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Salient 3 Communications, Inc. as of January 3, 2003, and the changes in its net assets in liquidation for the fiscal year ended January 3, 2003, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


KPMG LLP
Philadelphia, Pennsylvania
February 26, 2003




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

                                  Arthur Andersen LLP
Philadelphia, Pennsylvania
March 15, 2002


This report is a copy of the prior year Report of Independent Public Accountants and has not been reissued.


 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Statements of Net Assets in Liquidation (Liquidation Basis)
 January 3, 2003 and December 28, 2001
 (000's except for share and per share information)


                                                  January 3,       December 28,
                                                    2003             2001
                                                  ----------       ------------
 ASSETS

 Cash and cash equivalents                        $    10,280       $  12,800

 Investments in liquidation                             3,183           5,862

 Income tax refunds receivable                            890           2,489

 Other assets                                           2,068           2,784
                                                       ------          ------
         Total Assets                                  16,421          23,935
                                                       ------          ------


 LIABILITIES

 Accrued and other liabilities                         10,133          14,951
                                                       ------          ------

         Net assets in liquidation                $     6,288        $  8,984
                                                        =====           =====

         Number of common shares outstanding        6,214,824       6,214,824
                                                    =========       =========

         Net assets in liquidation per
          outstanding share                       $      1.01         $  1.45
                                                         ====            ====

  The accompanying notes are an integral part of these financial statements.


SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
Statements of Changes In Net Assets In Liquidation (Liquidation Basis) For the Years 2002 and 2001 and the Nine Months Ended December 29, 2000 (000's)

                                                                                Nine Months
                                                                                   Ended
                                                      2002          2001     December 29, 2000
                                                      ----          ----     -----------------
Net assets in liquidation, beginning of period      $  8,984      $ 20,780      $   93,985
                                                       -----        ------          ------
Changes in estimated liquidation values
  of assets and liabilities:
  Investments in liquidation                          (2,107)       (1,557)        (11,527)
  Other assets                                           937           567           3,174
  Accrued and other liabilities                        1,200          (900)            811
  Income taxes                                           381         2,524           8,919
                                                       -----         -----          ------
  Net changes in estimated liquidation values            411           634           1,377
                                                       -----        ------          ------

Liquidating distributions to stockholders             (3,107)      (12,430)        (74,582)
                                                       -----        ------          ------

Net assets in liquidation, end of period            $  6,288      $  8,984      $   20,780
                                                       =====         =====          ======

Supplemental Cash Information:
Changes in cash and cash equivalents
  Exercise of stock options                         $    -        $    -        $      588
  Net proceeds from sales of subsidiaries                572         7,418         137,230
  Cash receipts for other assets                       1,653         1,981           5,852
  Payment of outstanding debt,
     including accrued interest                          -             -           (18,861)
  Payment of accrued liabilities                      (3,618)       (8,959)        (14,876)
  Refunds (payment) of income taxes                    1,980         6,364         (17,061)
  Liquidating distributions to stockholders           (3,107)      (12,430)        (74,582)
                                                       -----        ------          ------
Net changes in cash and cash equivalents            $ (2,520)     $ (5,626)     $   18,290
                                                       =====        ======          ======


 The accompanying notes are an integral part of these financial statements.



 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statement of Operations (Going-Concern Basis)
 For the Three Months Ended March 31, 2000
 (000's except for share and per share information)

                                                                For the Three
                                                                Months Ended
                                                               March 31, 2000
                                                               --------------
 Telecommunications sales                                       $   25,015
 Cost of goods sold                                                 14,668
                                                                    ------
 Gross profit                                                       10,347

 Selling, general and administration                                 9,616
 Research and development                                            2,161
 Goodwill amortization                                                 507
                                                                    ------

 Operating income (loss)                                            (1,937)
                                                                    ------

 Interest and other income                                              91
 Interest expense                                                      329
                                                                    ------

 Pre-tax income (loss)                                              (2,175)
                                                                    ------

 Provision (benefit) for taxes on income (loss)                       (827)
                                                                    ------

 Net income (loss)                                              $   (1,348)
                                                                    ======

 Net income (loss) per share of common stock (basic and diluted)$    (0.23)
                                                                    ======

 Basic weighted average shares outstanding                       5,989,073


The accompanying notes are an integral part of these financial statements.


 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statement of Cash Flows (Going-Concern Basis)
 For the Three Months Ended March 31, 2000
 (000's)

                                                               For the Three
                                                               Months Ended
                                                              March 31, 2000
                                                              --------------
 Cash flows from operating activities:
   Net income (loss)                                           $       (1,348)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                      2,026
     Reserve provisions                                                   711
     Changes in current assets and current liabilities:
       Accounts receivable and unbilled revenue                         3,696
       Inventories                                                     (1,196)
       Other current assets                                              (843)
       Accounts payable and accrued salaries and wages                 (2,142)
       Other accrued liabilities                                         (572)
       Income taxes, currently payable                                    (89)
     Other, net                                                            47
                                                                        -----
     Net cash provided by operating activities                            290
                                                                        -----

 Cash flows from investing activities:
   Software development costs                                          (1,475)
   Payments for acquisitions                                             (351)
   Payments for property, plant and equipment                            (601)
                                                                        -----
     Net cash used for investing activities                            (2,427)
                                                                        -----

 Cash flows from financing activities:
   Payments of long-term debt                                            (183)
   Borrowings under note payable                                        2,995
   Issuance of treasury stock in connection
     with stock purchase plan                                              32
   Payments to acquire treasury stock                                    (103)
   Other, net                                                            (260)
                                                                        -----
     Net cash provided by financing activities                          2,481
                                                                        -----

 Net increase in cash and cash equivalents                                344
 Cash and cash equivalents at beginning of period                       1,687
                                                                        -----
 Cash and cash equivalents at end of period                    $        2,031
                                                                        =====
 Supplemental cash flow disclosures:
   Interest paid                                               $          321
                                                                        =====

   Income taxes paid, net of refunds received                  $          150
                                                                        =====

 The accompanying notes are an integral part of these financial statements.


 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statement of Stockholders' Equity (Going-Concern Basis) For the Three Months Ended March 31, 2000
 (000's except for share information)

                                                       Common Stock
                                   -------------------------------------------------
                                            Class A                   Class B
                                   -------------------------   ---------------------
                                      Shares         Amount      Shares      Amount
                                      ------         ------      ------      ------
 Balances at December 31, 1999      8,478,729    $    8,479     506,571    $    506
 Conversion from Class B to
  Class A, net                         12,441           12      (12,441)        (12)
                                    ---------         -----     -------         ---
 Balances at March 31, 2000         8,491,170    $    8,491     494,130    $    494
                                    =========         =====     =======         ===

 The accompanying notes are an integral part of these financial statements.


 SALIENT 3 COMMUNICATIONS, INC. AND SUBSIDIARIES
 Consolidated Statement of Stockholders' Equity (Going-Concern Basis) For the Three Months Ended March 31, 2000
 (000's except for share information)

                                                                               Foreign        Deferred               Class A
                                   Capital in                                 Currency    Compensation -         Treasury Stock
                                   Excess of      Warrants      Retained     Translation    Restricted        --------------------
                                   Par Value    Outstanding     Earnings     Adjustment        Stock           Shares       Amount
                                   -----------  -----------     --------     -----------  --------------       ------       ------
Balances at December 31, 1999  $     36,974   $     1,755   $    74,178   $       (14)  $        (1,420)    2,837,709   $  (41,140)
Net loss                                                         (1,348)
Translation adjustment                                                            (63)
Restricted stock amortization                                                                       47
Purchase of treasury stock                                                                                      8,263         (103)
Issuance of treasury stock in
  connection with stock
  purchase plan                         (5)                                                                    (1,783)          37
                                     ------         -----        ------            --             -----     ---------       ------
Balances at March 31, 2000     $     36,969   $     1,755   $    72,830   $       (77)  $        (1,373)    2,844,189   $  (41,206)
                                     ======         =====        ======            ==             =====     =========       ======

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

Prior to June 30, 2000, seven stockholders, who together controlled more than 51% of the issued and outstanding Class B common stock, had agreed to vote their shares in favor of the Plan and in favor of the sales of SAFCO Technologies, Inc. (SAFCO) and GAI-Tronics Corporation (GTC). As a result, the Company adopted the liquidation basis of accounting for the second quarter of 2000. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets,
(ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions. An initial liquidating distribution of $12.00 per share was paid on September 8, 2000 to holders of Class A (non-voting) and Class B (voting) common stock. Additional liquidating distributions of $2.00 per share and $.50 per share were paid on December 14, 2001 and December 30, 2002, respectively, to the holders of Class A (non-voting) and Class B (voting) common stock.

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

The 2001 Statement of Net Assets in Liquidation has been reclassified to conform with the current year presentation.


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

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after January 3, 2003 and December 28, 2001, less related unpaid costs of the sales, and, at December 28, 2001, the estimated realizable value of the building occupied by XEL Communications, Inc. (XEL). The building was sold in December, 2002.

On July 25, 2000, the Company completed the sale of SAFCO to Agilent Technologies, Inc. (Agilent) for $121,426 in cash, after consideration of certain closing balance sheet adjustments. The purchase price included $11,000 which was placed into escrow for certain expenses and possible indemnification claims under the representations and warranties sections of the purchase agreement. The Company was entitled to receive distribution of the balance remaining in the escrow account, after reduction for any indemnification claims made by the buyer before August 29, 2001. During the third quarter of 2001, Agilent submitted notification of an indemnification claim to the Company. During the fourth quarter of 2001, $443 was disbursed from the escrow account to cover expenses owed by the Company, $334 was disbursed to pay indemnification claims and $9,388 was distributed to the Company. Each of these disbursements included a share of interest earned by the account. A balance of $1,500 remained in the escrow account to cover an obligation of the Company that was not finalized at January 3, 2003. Management estimates that this obligation, including settlement costs, will be settled for approximately $300. This obligation is not subject to the representations and warranties sections of the purchase agreement.

On July 26, 2000, the Company completed the sale of GTC to Hubbell Incorporated (Hubbell) for cash of $36,246, after consideration of certain closing balance sheet adjustments. The Company provided certain indemnifications through July 2001 under the representations and warranties sections of the purchase agreement. During the third quarter of 2001, Hubbell submitted notification of a possible indemnification claim to the Company. There has been no activity since the notification of the potential claim was submitted, and the Company believes that if the claim is pursued, it will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

The gross proceeds noted above are before transaction-related expenses of approximately $10,600.

On December 29, 2000, the Company completed the sale of XEL to a company controlled by XEL's president for $4,900, in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit that expired on March 31, 2001. The working capital loan, plus interest at 5% per annum, was due December 29, 2002. If XEL was resold to another party prior to December 30, 2002, the Company would receive full payment on the promissory note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL was resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds over $5,000. If there is a default in payment of the principal or interest on the promissory note, the Company has the right to retake control of XEL. The note and working capital loan were together valued at $1,900 in the Statements of Net Assets in Liquidation at December 28, 2001, based on the estimated realization values of XEL's assets.

Effective April 1, 2002, the Company entered into an amendment agreement with the buyer of XEL to modify the promissory note and working capital loan held in connection with the sale of XEL. The modified note and loan have reduced principal amounts aggregating $1,900 at inception. The amendment agreement provides for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold prior to December 28, 2003, the Company would receive 50% of all proceeds in excess of $1,900. The amendment agreement allowed the Company to begin receiving monthly payments on the principal balance and to obtain a tax benefit in 2002 for the reduction in face value of the note. At January 3, 2003, the aggregate unpaid balance of the note and loan is $1,171. The reported value of the amended note in the Statements of Net Assets in Liquidation at January 3, 2003 is net of a valuation reserve of $350 based on the estimated realization values of XEL's net assets.

The sale of XEL excluded the building it occupies in Aurora, Colorado. On December 26, 2002, the Company sold this building to an unrelated third party for $200 in cash and a six-month note for $1,225. The note bears interest, payable quarterly, at 5% per annum and is secured by the building. The value of the building, net of sale and related costs, had been reported at $3,363 in the Statement of Net Assets in Liquidation at December 28, 2001. Due to the unfavorable real estate market, the estimated realizable value of the building was reduced by $1,992 in the third quarter of 2002. This change resulted in an estimated additional tax benefit of $641, reduced the estimated liability for settlement of LSAR's (see note 9) by $203 and reduced the net assets in liquidation by $1,148, or $.18 per share.

5.	INCOME TAXES:

All income tax accounts have been restated to reflect the liquidation basis of accounting. The estimated amount of income tax refunds receivable reflect federal and state income taxes, at statutory rates, which would become refundable if the assets are realized and liabilities settled at the amounts shown, net of amounts accrued for potential liabilities for adjustments of transactions reported on prior year tax returns. The estimated tax refunds at January 3, 2003 and December 28, 2001 primarily result from anticipated carrybacks of tax losses that arise from tax deductible costs of carrying out the plan of liquidation and settling other accrued liabilities. The estimates are subject to significant variation if, among other things, the actual values of assets sold vary from current estimates, the amounts or timing of settlement of liabilities differ from current estimates, or there are potential adjustments related to the sales and other transactions.

6.	OTHER ASSETS:

Other assets include a note receivable relating to the 1998 sale of a former subsidiary to management of the subsidiary and an investor group. The note has an unpaid principal balance of $2,109 at January 3, 2003 and $2,475 at December 28, 2001 and bears interest at 8%. Principal payments of $456 and $1,653 are due in July 2003 and 2004, respectively. The note is subordinate to the buyer's obligations under a credit agreement with a commercial bank. At January 3, 2003, the note plus accrued interest is valued at $1,936 in the Statements of Net Assets in Liquidation. Other assets also include other interest receivables.

At December 28, 2001, other assets included undeveloped land near Reading, Pennsylvania valued at $660. On April 3, 2002, the Company completed the sale of the undeveloped land for $651 in cash.


7.	ACCRUED AND OTHER LIABILITIES:

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain asserted claims and other obligations at January 3, 2003 and December 28, 2001. The balances consist of the following:

                                                   Jan. 3,         Dec. 28,
                                                    2003             2001
                                                 -----------      ----------
   Compensation and benefits                      $ 1,119          $ 3,512
   Liquidation period expenses                      2,760            4,527
   Unfunded retirement obligations for
    former employees                                   17               53
   Accrued distributions to LSAR holders (Note 9)   1,089            1,527
   Accrual for asserted claims and other
    obligations (Note 11)                           5,148            5,332
                                                 --------         --------
                                                  $10,133          $14,951
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

In April 2000, the Board of Directors authorized immediate vesting of all outstanding restricted stock, and, effective with the first subsidiary sale, vesting of stock options granted under the 1989 Stock Option Plan and the 1996 Long Term Incentive Plan and extension of the exercise period to the record date of the initial liquidating distribution. The Board also added a provision to convert all unexercised options at the record date of the initial liquidating distribution into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. At March 31, 2000, there were options and warrants outstanding for the purchase of 1,905,495 shares of the Company's common stock. Options to purchase 5,750 shares were granted after that date and 32,300 options expired or were forfeited. Options to purchase 76,190 shares were exercised in August, 2000. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866 in connection with the initial liquidating distribution on September 8, 2000 and $1,639 and $519 in connection with the additional liquidating distributions on December 14, 2001 and December 30, 2002, respectively. The estimated remaining liability for settlement of the LSAR's is included in accrued and other liabilities in the Statements of Net Assets in Liquidation (Note 7).


10.	LINES OF CREDIT AND OTHER LONG TERM BORROWINGS:

As a result of the completion of the sales of SAFCO and GTC (see note 4), borrowings outstanding under working capital and acquisition lines of credit were repaid in full on July 27, 2000 and the lines of credit were subsequently cancelled. In addition, a note payable of $10,000, which related to the 1996 purchase of SAFCO, was repaid with the proceeds of these sales.


11.	CONTINGENCIES:

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted claims and other obligations represents management's judgment as to the estimated amounts required to settle such claims and obligations. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of January 3, 2003. Accordingly, it is not possible to predict with certainty the amount required for such claims. However, management believes that the outcome will not have a material adverse effect on the Company's net assets in liquidation.


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

SOFTWARE DEVELOPMENT COSTS: In accordance with Statement of Financial Accounting Standards No. 86 "Accounting for Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalized software development costs incurred after the establishment of technological feasibility until the product was available for general release. Costs incurred prior to the establishment of technological feasibility were charged to research and development expense as incurred. In the three months ended March 31, 2000, the Company capitalized $1,475 of software development costs. Costs were amortized over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful lives of the products (2 to 3 years) beginning with the initial release to customers. Such amortization amounted to $435 in the first quarter of 2000.

GOODWILL: Goodwill was being amortized by charges to operations on a straight-line basis over periods of 10 to 20 years for acquisitions since 1996 and over 40 years for earlier acquisitions, and such amortization amounted to $507 in the first quarter of 2000. Goodwill related to a pre-1970 acquisition in the amount of $540 was not being amortized and, in the opinion of management, there had been no decrease in value.

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

EARNINGS PER SHARE: Dilutive shares outstanding were determined on the assumption that all outstanding options, warrants and shares of restricted stock with a strike price below the average stock price for the period, would be exercised and the related shares issued. Dilutive shares outstanding for the first quarter of 2000 were 6,083,780. These additional shares had an insignificant effect on the net income per share for the three months ended March 31, 2000.

Options and warrants to purchase 1,303,655 shares as of March 31, 2000, at prices ranging from $10.38 to $18.00, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price for the period.


13.	INCOME TAXES:

Income tax benefits for the three months ended March 31, 2000 consisted of the following:

Current:
  Federal            $ (740)
  State and foreign     (87)
                       -----
                     $ (827)
                       =====

A reconciliation of the statutory income tax rate to the effective tax rate for the three months ended March 31, 2000 follows:

Federal statutory tax rate                     (34.0)%
State and foreign taxes                         (2.6)
Amortization of goodwill                         1.7
Application of annualized effective tax rate    (2.8)
Other, net                                      (0.3)
                                                ----
     Effective tax rate                        (38.0)%
                                                ====


14.	POSTRETIREMENT BENEFITS:

Substantially all regular, full-time employees of the Company and its subsidiaries were participants in various defined contribution retirement plans. Employer contributions under these plans were generally at the discretion of the Company, based upon profits and employees' voluntary contributions to the plans. Company contributions charged to operations in the first quarter of 2000 totaled $401.


15.	CAPITAL STOCK:

Except for voting privileges, shares of Class A and Class B common stock are identical. Class B stockholders must be either directors of the Company, or active employees of the Company or its subsidiaries. They may not sell or transfer such stock without having first extended an offer of sale to the Company.

As of March 31, 2000, there were 11,000,000 authorized shares, 10,000,000 shares of which are common stock and 1,000,000 shares of which are preferred stock. No shares of preferred stock were outstanding as of March 31, 2000.

A Stock Purchase Assistance Plan authorized the Company to extend loans to officers and other key employees for the purpose of acquiring Company stock. The loans bore market rate interest, due quarterly, with principal payments generally due in 10 equal annual installments. All loans were fully repaid during the year 2000.


16.	STOCK OPTION, AWARD AND PURCHASE PLANS:

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

A summary of stock option activity related to the plans mentioned above is as follows:
                                                         Weighted     Number of
                     Number of      Option Price      Average Price     Shares
                       Shares        Per Share          Per Share    Exercisable
                     ---------      ------------       -----------   -----------
Outstanding at
  Dec. 31, 1999      1,231,190     $ 5.50-$16.00          $11.01       440,545
Granted                  3,500     $ 7.00-$12.50          $ 9.49
Exercised                   -            -                   -
Expired                (34,750)    $ 6.50-$12.75          $ 9.60
                     ---------
Outstanding at
  Mar. 31, 2000      1,199,940     $ 5.50-$16.00          $11.05       502,619
                     =========

The weighted average price per share of exercisable options at March 31, 2000 was $12.91. The weighted average option life remaining at March 31, 2000 was approximately 8 years.

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

                              Three Months Ended
                                March 31, 2000
                             --------------------
Net income (loss)                 $(1,457)
Net income (loss) per share of
 common stock                      $(0.24)

The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000: risk free interest rate of 6.5%; dividend yield of 0.0%; volatility factor of 31.3%; and average stock option expected life of 5.

The weighted average fair value of stock options granted was $3.79 per share in 2000.

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


17.  SPECIAL CHARGES:

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


18.  OPERATING LEASES:

The Company leased, as lessee, facilities, data processing equipment, office equipment and automobiles. Total rental expense under operating lease agreements amounted to $679 in the first quarter of 2000.

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


19.	FINANCIAL INSTRUMENTS:

Financial instruments which potentially subject the Company to the concentration of credit risk, as defined by SFAS No. 105, consisted principally of accounts receivable. Concentration of credit risk with respect to receivables was limited, as the majority of the balance represents billings for work performed or products sold to various financially secure companies.


20.	COMMITMENTS AND CONTINGENCIES:

In July 1998, the Company sold its Resource Consultants, Inc. (RCI) subsidiary to the management of RCI and an investor group. Pursuant to the Stock Purchase Agreement, the Company agreed to indemnify, defend and hold harmless, the buyers of RCI against certain litigation, claims or judgments brought or continued against the Company arising out of the actions or operations of its former RCI subsidiary.

Various other lawsuits, claims and contingent liabilities arise in the ordinary course of the Company's business. While the ultimate disposition of any of these contingencies is not determinable at this time, management believes that there are no current outstanding liabilities that will materially affect the Company's financial position or results of operations.


21.  SEGMENT INFORMATION:

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

Information about the Company's operations by segment for the three months ended March 31, 2000 is as follows:

                                  Industrial  Access Products  Wireless  Consolidated
--------------------------------------------------------------------------------------
Three months ended March 31, 2000:
  Telecommunications sales          $13,614       $3,392         $8,009       $25,015
                                     ======       ======         ======        ======
  Segment profit (loss)             $   (24)      $ (612)        $  214	      $  (422)
                                     ======       ======         ======
  General interest expense                                                       (294)
  General corporate expenses                                                   (1,043)
  Goodwill amortization                                                          (507)
  Interest and other income                                                        91
                                                                               ------
  Pre-tax loss                                                                $(2,175)
  ====================================================================================
  Identifiable assets               $28,719      $13,894        $24,080      $ 66,693
                                     ======       ======         ======
  Corporate assets                                                             21,625
  Goodwill                                                                     34,606
                                                                               ------
  Total assets, March 31, 2000                                               $122,924
  ===================================================================================
  Depreciation                      $   436      $   150        $   488
                                       ====         ====           ====
  Capital expenditures              $   302      $   162        $   228
                                      =====         ====           ====

Reconciliation of Other Significant Items:
Geographic Information               Sales   Long Lived Assets
-----------------------------       ------  ----------------------
United States                      $ 17,742      $ 23,382
United Kingdom                        2,610           904
Japan                                 1,027            64
Israel                                  644           -
Italy                                   639           295
Brazil                                  562            70
Other foreign countries               1,791           564
                                    -------       -------
                                   $ 25,015      $ 25,279
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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed Form 8-K, dated June 14, 2002, and Form 8-K/A, dated July 1, 2002, to report a change in accountants, as described below.

On June 10, 2002, the Company dismissed Arthur Andersen LLP (Andersen) as the Company's independent public accountants and engaged KPMG LLP to serve as the Company's independent public accountants for fiscal 2002. The decision to change independent public accountants was recommended by the Audit Committee and approved by the Board of Directors of the Company.

Andersen's reports on the Company's consolidated financial statements for the fiscal years 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Company's financial statements for the fiscal year ended December 28, 2001 and the nine months ended December 29, 2000 were prepared on the liquidation basis of accounting. Accordingly, the carrying values of assets are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts. Andersen's reports on the financial statements stated that it is not presently determinable whether the amounts realizable from the remaining assets or the amounts due in settlement of obligations will differ materially from the amounts shown in the audited financial statements.

During the Company's fiscal years 2001 and 2000 and through the date of the Form 8-K/A filing, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's financial statements for such years. There were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures. Attached to the Form 8-K and Form 8-K/A as Exhibit 16 is a copy of Andersen's letter, dated June 12, 2002, stating its agreement with such statements.

During the fiscal years 2001 and 2000 and through June 10, 2002, the Company did not consult with KPMG LLP with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-K.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The names, ages and present positions of the directors and executive officers of Salient 3 Communications, Inc. as well as other relevant information are set forth below:

                                                                     Year In Which
                                                                      First Became
    Name                     Age    Position With Company               Director
    ----                     ---    ---------------------            -------------
John W. Boyer, Jr.  . . . .   74           Director                       1984
Timothy S. Cobb . . . . . .   61  Chairman of the Board, President        1993
                                        and Chief Executive Officer
Thomas F. Hafer . . . . . .   54  Senior Vice President, General Counsel  ----
						and Secretary
Paul H. Snyder . . . . . .    55  Senior Vice President, Chief            1995
                                  Financial Officer and Director
Donald K. Wilson, Jr.  . .    67           Director                       1990


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

  Mr. Snyder was appointed Vice President of the Company in August 1995 and Senior Vice President in February 1997. He has been Chief Financial Officer of the Company since August 1995. He served as Vice President and Chief Financial Officer of The Dreyfus Corporation from August 1994 until joining the Company. For more than five years prior to joining Dreyfus, Mr. Snyder served as Senior Vice President and Chief Financial Officer of Mellon PSFS. Mr. Snyder became Executive Vice President and Chief Financial Officer of DecisionOne Corporation, a provider of multivendor computer maintenance services, in September 2002. He had been Senior Vice President and Chief Financial Officer since February 2001.

  Mr. Wilson is currently a partner of DKWilson Associates LLC, management consultants, in Hartford, Connecticut. From 1994 until the end of 1998, Mr. Wilson was a consultant with American Phoenix Corporation of Connecticut, an insurance brokerage company. In 1994, he retired as Executive Vice President of The Hartford Steam Boiler Inspection and Insurance Company, which he had served in various capacities since 1962 and which is engaged in insurance underwriting, investments and engineering.
He is also a director of Spencer Turbine Company in Windsor, Connecticut.

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

  To our knowledge, based solely on the review of such reports furnished to us and written representations from these individuals that no other reports were required, during fiscal 2002 such individuals complied with all Section 16(a) filing requirements.


ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Dollar amounts in Item 11 are in actual dollars and are not rounded.

Summary of Cash and Certain Other Compensation

The following table shows, for fiscal 2002, 2001 and 2000, the cash compensation paid by the Company, as well as other compensation paid, accrued or awarded for those years, to the Company's Chief Executive Officer and to each of the remaining most highly compensated Executive Officers whose total annual salary and bonus exceeded $100,000 in fiscal 2002 (collectively, the "Executive Officers").

                      Summary Compensation Table

                                                                    Long-Term Compensation
                                                             ----------------------------------
                                                                     Awards            Payouts
                                                             ---------------------   ----------
                                              Annual         Restricted Securities
      Name and                             Compensation       Stock     Underlying      LTIP        All Other
      Principal Position          Year    Salary    Bonus     Awards(2) Options(3)   Payouts(4)  Compensation
	------------------          ----    ------    -----    ---------- ----------   ----------  ------------
T. S. Cobb. . . . . . . . . . .   2002   $      0 $      0     $     0       0        $113,500     $413,817 (5)
  President & Chief               2001          0  918,000(1)        0       0         295,500     $737,688 (6)
  Executive Officer               2000    300,000   50,000(1)        0       0       1,419,221	    882,887 (7)

T. F. Hafer. . . . . . . . . .    2002   $215,000 $      0     $     0       0        $ 35,100     $251,850 (5)
  Sr. Vice President, General     2001    163,077  573,750(1)        0       0          92,400      317,924 (6)
  Counsel & Secretary             2000    206,725   62,708(1)        0       0         731,041       67,700 (7)

P. H. Snyder. . . . . . . . . .   2002   $215,000 $      0     $     0       0        $ 37,000     $257,432 (5)
  Sr. Vice President &            2001    163,077  573,750(1)        0       0         107,000      324,804 (6)
  Chief Financial Officer         2000    214,926   64,167(1)        0       0         739,291       68,739 (7)
____________

(1)The payments in 2001 represent amounts the Executive Officers are entitled to receive under the Company's Special Incentive Plan as a result of the completion of the sales of the Company's subsidiaries.
As of January 3, 2003, the Company has accrued $30,000 as the estimated remaining amount payable for sale bonus awards. The Executive Officers are eligible to receive an aggregate of 90% of the award pool. The amounts indicated for 2000 were paid under the Company's Annual Incentive Plan.

(2)In connection with the adoption of the Plan in April 2000, the Board of Directors authorized full vesting of all restricted stock. At January
3, 2003, Mr. Cobb held 80,500 shares, which had been awarded as restricted stock, with an aggregate value (after the $14.50 per share of liquidating distributions) of $48,300; Mr. Snyder held 30,300 shares valued at $18,180 and Mr. Hafer held 30,300 shares valued at $18,180.

(3)In July 2000, all outstanding stock options were fully vested. In August 2000, all options were converted to Limited Stock Appreciation Rights
(LSAR) entitling the holder to receive cash payments equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option. At January 3, 2003, Mr. Cobb, Mr. Hafer and Mr. Snyder held 252,000, 78,700 and 84,000 LSARs respectively.

(4)Payouts under the Long-Term Incentive Plans (LTIP) during 2002 and 2001 consisted of liquidating distributions on LSARs. Payouts under the LTIP during 2000 include the following:

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
                             =========      =======    =======

(5)Includes: (a) for Mr. Cobb, Mr. Snyder and Mr. Hafer, non-compete payments of $413,817, $245,532 and $239,950, respectively; (b) for Mr. Snyder and Mr. Hafer, Company contributions of $11,900 to each of their accounts under the Company's Retirement Savings Plan.

(6)Includes: (a) for Mr. Cobb, Mr. Snyder and Mr. Hafer, non-compete payments of $560,338, $312,904 and $306,024, respectively; (b) for Mr. Cobb, severance of $177,350; (c) for Mr. Snyder and Mr. Hafer, Company contributions of $11,900 to each of their accounts under the Company's Retirement Savings Plan.

(7)Includes: (a) for Mr. Cobb, Mr. Snyder and Mr. Hafer, non-compete payments of $858,462, $47,231 and $46,192, respectively; (b) for Mr. Cobb, Mr. Snyder and Mr. Hafer, Company contributions of $11,900 to each of their accounts under the Company's Retirement Savings Plan and $1,275 to each of their accounts in the Company's Stock Purchase Program; (c) for Mr. Cobb, Mr. Snyder and Mr. Hafer, taxable expense reimbursements of $11,250, $8,333 and $8,333, respectively.

Stock Options

  No stock options were granted to Executive Officers during 2002

Aggregate Option Exercises and Year-End Values

  No stock options were exercised by Executive Officers during 2002. In August 2000, all outstanding stock options were converted to LSARs (see
Note 3 to Summary Compensation Table).


Compensation Committee Interlocks

  There were no Executive Development Committee interlocks in 2002.

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

  Within two years after a change in control, if the Company terminates any of the three executives without cause, other than due to death or disability, or the executive terminates his employment for good reason, the Company will provide him with:

.. a cash lump sum payment of:
  - any unpaid base salary through his termination date;
  - for Mr. Cobb only, as severance payment, an amount equal to the sum of his base salary plus his target annual bonus for the year of termination;
.. as a non-compete payment, an amount equal to two times his base salary plus his target annual bonus, each for the year of termination, payable in twenty-four equal monthly installments starting as soon as practicable after his termination date;
.. continuing benefits under the Company's welfare benefit plans and programs for two years following termination, plus an additional year for Mr. Cobb;
.. outplacement services for twelve months, not to exceed 15% of his base salary; and
.. any other compensation or benefits owed under his employee agreement or any of the Company's plans or programs, including for Mr. Hafer, a benefit equalization plan equal to the benefit that would be payable to Mr. Snyder if his employment were terminated at such time.

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

  In December 1999, the Board of Directors adopted the Special Incentive Plan in order to provide incentives for the Company's executives who are in positions to contribute materially to the successful sale of the Company's business. The plan was amended on May 16, 2000 in order to qualify for an exemption from the limitations of Section 162(m) of the Internal Revenue Code and was approved by the stockholders on July 21, 2000. The Executive Officers are eligible to receive sale bonus awards based on the aggregate net proceeds the Company receives from sales of its subsidiaries, less certain indebtedness and other liabilities. The final amount of the sale bonus awards is uncertain, pending receipt of amounts held in escrow and collectible under promissory notes and the determination of the cost of all obligations during the period of dissolution. During 2001, Mr. Cobb, Mr. Snyder and Mr. Hafer received payments of $918,000, $573,750 and $573,750, respectively, under the Plan. As of January 3, 2003, the Company has accrued $30,000 as the estimated remaining amount payable for sale bonus awards. The Executive Officers are eligible to receive an aggregate of 90% of the award pool.

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


ITEM 12. BENEFICIAL OWNERSHIP OF EQUITY SECURITIES BY CERTAIN PERSONS AND RELATED STOCKHOLDER MATTERS

  As of February 14, 2003, the number and percentage of equity securities of the Company beneficially owned by (i) each of the directors, (ii) each Executive Officer named in the Summary Compensation Table, (iii) all Executive Officers and directors of the Company as a group and (iv) all holders of more than five percent (5%) of the Class B common stock are set forth in the following table:

                              Class B       Percentage        Class A    Percentage
    Individuals             Common Stock    of Class (1)    Common Stock  Of Class(1)
    -----------             ------------    ------------    ------------ ------------
J. W. Boyer, Jr. . . .           810            * %            14,400          *
T. S. Cobb . . . . . .       128,001          48.9              4,455          *
T. F. Hafer . . . . .         40,400          15.4                ---         ---
P. H. Snyder . . . . .        57,239          21.9                ---         ---
-
D. K. Wilson, Jr. . . .        2,585            *              17,975          *

All Executive Officers,
 directors as a group
 (five persons)              229,035          87.5             36,830          *

M.D. James (2). . . . .       17,070           6.5

(1) Asterisks indicate beneficial ownership of less than 1% of the outstanding shares of the class.

(2) Mr. James was Vice President and Treasurer of the Company.

  As of January 3, 2003, there are no compensation plans under which equity securities are authorized for issuance upon exercise of outstanding options, warrants or rights. Because the Company is undergoing liquidation and dissolution, it cannot issue any equity securities. In August, 2000, all previously outstanding options and warrants were converted to Limited Stock Appreciation Rights, as described elsewhere in this report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions with management or other related parties during 2002.


ITEM 14.   CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-K, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.
Management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the date of this report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in providing them with material information relating to the Company as required to be disclosed in the Company's periodic filings under the Exchange Act.

There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements filed herewith under Part II, Item 8, include the statements of net assets in liquidation (liquidation basis) as of January 3, 2003 and December 28, 2001, the statements of changes in net assets in liquidation (liquidation basis) for the years 2002 and 2001 and the nine months ended December 29, 2000, and the consolidated statements of operations, stockholders' equity and cash flows (going-concern basis) for the three months ended March 31, 2000 of Salient 3 Communications, Inc. and its subsidiaries.

(b)  The Company did not file any Form 8-K during the fourth quarter of 2002.

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

    10.4  Purchase Agreement between Salient 3 Communications,
          Inc., a Delaware corporation, as Seller, and Sidford Capital LLC, a Colorado Limited Liability Company, as Purchaser, dated as of November 22, 2002, for 17101 E. Ohio Place, Aurora, Colorado, as amended by the First Amendment to Purchase Agreement, dated on or about December 20, 2002, by and between Salient 3 Communications, Inc., as Seller, and Sidford Capital, LLC, as Buyer.

          The following Exhibits 10.5 through 10.8 are compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c):

    10.5 Salient 3 Communications, Inc. Employment Agreement with Timothy S. Cobb, effective January 1, 2000.
          Incorporated by reference to Exhibit 10.1 of the Quarterly Report of the Company on Form 10-Q for the fiscal period ended June 30, 2000 (File No. 0-12588).

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

    10.8 Salient 3 Communications, Inc. Special Incentive Plan, effective December 7, 1999. Incorporated by reference to Annex I to the Proxy Statement for the Annual Meeting of Stockholders held July 21, 2000.

    16    Letter from Arthur Andersen LLP to the Securities and
          Exchange Commission, dated June 12, 2002. Incorporated by reference to Exhibit 16 of Form 8-K/A dated July 1,
          2002.

    21 The Company had no subsidiaries at the close of business on January 3, 2003. All previously owned subsidiaries were sold on or before that date.

    99.1 Annual Report on Form 11-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934, of the Stock
          Purchase Program for Employees of Salient 3
          Communications, Inc. and its subsidiaries for the year ended December 31, 2002. (To be filed by amendment.)

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

    99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002

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

						Arthur Andersen LLP
Philadelphia, Pennsylvania
March 15, 2002




This report is a copy of the prior year Report of Independent Public Accountants on Schedule and has not been reissued.




SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the three months ended March 31, 2000

           Column A                 Column B     Column C        Column D   Column E     Column F
                                   Balance at    Additions                              Balance at
                                   Beginning     Charged to                   Other       End of
          Description              of Period Costs and Expenses  Deductions  Changes      Period
          -----------              --------- ------------------  ----------  -------      ------
Three months ended March 31, 2000:

 Allowance for doubtful accounts    $1,556      $     462      $     57  (A)  $   3 (B)   $1,964
                                     =====          =====         =====       =====        =====
 Estimated liability for
  contract losses                   $1,756      $      -       $      -       $   -       $1,756
                                     =====          =====         =====       =====        =====

 Inventory reserves                 $1,760      $     249      $     64       $ (11)(B)   $1,934
                                     =====          =====         =====       =====        =====

 Restructuring reserves             $  116      $      -       $    116       $    -  	$   -
                                     =====          =====         =====       =====        =====

(A)  Uncollectible accounts written off.
(B)  Reclassification of reserves.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 7th day of March, 2003.

               SALIENT 3 COMMUNICATIONS, INC.

               By  /s/T. S. Cobb
                  --------------------
                     T. S. Cobb
                     Chairman, President and Chief
                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       Signature                Title                                   Date
       ---------                -----                                   ----

                          Chairman, President and Chief
                          Executive Officer
                          (Principal Executive
     /s/T. S. Cobb        Officer) and Director                    March 7, 2003
    --------------
        T. S. Cobb

                          Senior Vice President and Chief
                          Financial Officer
                          (Principal Financial
                          and Accounting Officer)
   /s/P. H. Snyder        and Director                             March 7, 2003
  -----------------
      P. H. Snyder


  /s/J. W. Boyer, Jr.           Director                           March 7, 2003
 --------------------
     J. W. Boyer, Jr.


 /s/D. K. Wilson, Jr.           Director                           March 7, 2003
---------------------
    D. K. Wilson, Jr.





CERTIFICATIONS

I, Timothy S. Cobb, certify that:

1. I have reviewed this annual report on Form 10-K of Salient 3
   Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report; *

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 7, 2003
                                                      /s/ Timothy S. Cobb
                                                      -------------------
                                                      Timothy S. Cobb
                                                      Chairman, President and
                                                      Chief Executive Officer

* In lieu of income statements and balance sheets, the Company's Form 10-K includes statements of net assets in liquidation and statements of changes in net assets in liquidation. The certifications made herein should be construed accordingly.


			____________________________________________


I, Paul H. Snyder, certify that:

1. I have reviewed this annual report on Form 10-K of Salient 3
   Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report; *

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 7, 2003
                                                      /s/ Paul H. Snyder
                                                      -------------------
                                                      Paul H. Snyder
                                                      Senior Vice President and
                                                      Chief Financial Officer

* In lieu of income statements and balance sheets, the Company's Form 10-K includes statements of net assets in liquidation and statements of changes in net assets in liquidation. The certifications made herein should be construed accordingly.