Form 10-Q
period 2003-04-04
SALIENT 3 COMMUNICATIONS INC
filed 2003-05-12
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes            No   X

                                          Class A         Class B
                                          -------         -------
Number of shares of each class of
common stock outstanding as of
April 4, 2003 (excluding 2,770,476
Class A treasury shares):               5,953,011         261,813
                                        ---------         -------

SALIENT 3 COMMUNICATIONS, INC.
INDEX

Part I.  Financial Information

Item 1.

 Statements of Net Assets in Liquidation
  at April 4, 2003 (unaudited) and January 3, 2003

 Statements of Changes in Net Assets in Liquidation for the three months ended April 4, 2003 and March 29, 2002 (unaudited)

Notes to Financial Statements

Item 2.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Item 4.

 Controls and Procedures



Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits

Part I. Financial Information

 Salient 3 Communications, Inc.
 Statements of Net Assets in Liquidation
 April 4, 2003 (Unaudited) and January 3, 2003
 (000's except for share and per share information)


                                                   April 4,          January 3,
                                                     2003              2003
                                                   -------           ---------
 ASSETS

 Cash and cash equivalents                       $    11,429       $    10,280

 Investments in liquidation                            2,899             3,183

 Income tax refunds receivable                            43               890

 Other assets                                          1,896             2,068
                                                      ------            ------
         Total Assets                                 16,267            16,421
                                                      ------            ------



 LIABILITIES

 Accrued and other liabilities                   $     9,905       $    10,133
                                                       -----            ------


         Net assets in liquidation               $     6,362       $     6,288
                                                       =====             =====

         Number of common shares outstanding       6,214,824         6,214,824
                                                   =========         =========

         Net assets in liquidation
           per outstanding share                 $      1.02       $      1.01
                                                        ====              ====


 The accompanying notes are an integral part of these financial statements.

Salient 3 Communications, Inc.
Statements of Changes In Net Assets In Liquidation
Three Months Ended April 4, 2003 and March 29, 2002
(Unaudited)
(000's)

                                                   Three Months   Three Months
                                                      Ended           Ended
                                                  April 4, 2003   March 29, 2002
                                                  -------------   --------------
Net assets in liquidation, beginning of period       $    6,288     $     8,984
                                                          -----           -----

Changes in estimated liquidation values
  of assets and liabilities:
  Investments in liquidation                                -              (501)
  Other assets                                              117             143
  Accrued and other liabilities                              46             179
  Income tax refunds receivable                             (89)            445
                                                          -----           -----
  Net changes in estimated liquidation values                74             266
                                                          -----           -----

Liquidating distributions to stockholders                   -               -
                                                          -----           -----
Net assets in liquidation, end of period             $    6,362     $     9,250
                                                          =====           =====

Supplemental Cash Information:
Changes in cash and cash equivalents
  Net proceeds from sales of subsidiaries                   284             -
  Cash receipts for other assets                            289             162
  Payment of accrued liabilities                           (182)         (1,225)
  Income tax refunds                                        758             -
                                                          -----           -----
Net changes in cash and cash equivalents             $    1,149     $    (1,063)
                                                          =====           =====

 The accompanying notes are an integral part of these financial statements.

SALIENT 3 COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
April 4, 2003
(UNAUDITED)
(000'S EXCEPT FOR SHARE AND PER SHARE INFORMATION)

1.  GENERAL

The interim financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial information for the interim periods. Such adjustments are of a normal recurring nature. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q should refer to the Company's annual report on Form 10-K for the year ended January 3, 2003 for further information.

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

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets,
(ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions. Liquidating distributions of $12.00 per share, $2.00 per share and $.50 per share were paid on September 8, 2000, December 14, 2001 and December 30, 2002, respectively, to holders of Class A (non-voting) and Class B (voting) common stock.

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

3.  INVESTMENTS IN LIQUIDATION

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after April 4, 2003 and January 3, 2003, less related unpaid costs of the sales.

On July 25, 2000, the Company completed the sale of its subsidiary, SAFCO Technologies, Inc. (SAFCO), to Agilent Technologies, Inc. (Agilent) for an adjusted cash price of $121,426. Proceeds of $1,500 are held in an escrow account to cover a potential obligation of the Company that was not finalized with Agilent at April 4, 2003. Management estimates that this obligation, including settlement costs, will be settled for approximately $300.

On July 26, 2000, the Company completed the sale of its subsidiary, GAI-Tronics Corporation (GTC), to Hubbell Incorporated (Hubbell) for an adjusted cash price of $36,246. The Company provided certain indemnifications through July 2001 under the representations and warranties sections of the purchase agreement. During the third quarter of 2001, Hubbell submitted notification of an indemnification claim. There has been no activity since the notification of the potential claim was submitted, and the Company believes that if the claim is pursued, it will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

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

Effective April 1, 2002, the Company entered into an amendment agreement with the buyer of XEL to modify the promissory note and working capital loan held in connection with the sale of XEL. The modified note and loan have reduced principal amounts aggregating $1,900 at inception. The amendment agreement provides for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold prior to December 28, 2003, the Company would receive 50% of all proceeds in excess of $1,900. The amendment agreement allowed the Company to begin receiving monthly payments on the principal balance and to obtain a tax benefit in 2002 for the reduction in face value of the note. At April 4, 2003, the aggregate unpaid balance of the note and loan is $887. The reported value of the amended note in the Statements of Net Assets in Liquidation at April 4, 2003 is net of a valuation reserve of $350 based on the estimated realization values of XEL's net assets.

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

4.  INCOME TAXES

All income tax accounts reflect the liquidation basis of accounting. The estimated amounts of income tax refunds receivable reflect federal and state income taxes, at statutory rates, which would become refundable if the assets are realized and liabilities settled at the amounts shown, net of amounts accrued for potential liabilities for adjustments of transactions reported on prior year tax returns. The estimated tax refunds at April 4, 2003 and January 3, 2003 primarily result from anticipated carrybacks of tax losses that arise from tax deductible costs of carrying out the plan of liquidation and settling other accrued liabilities. The estimates are subject to significant variation if, among other things, the actual values of assets sold vary from current estimates, the amounts or timing of settlement of liabilities differ from current estimates, or there are potential adjustments related to the sales and other transactions.

5.  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain claims and other obligations at April 4, 2003. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sales and carry out the Plan and legal and accounting fees expected to be incurred during the period of liquidation. Accrued liabilities also include the estimated future distributions to holders of limited stock appreciation rights.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.

6.  OPTIONS AND WARRANTS

In connection with adoption of the Plan, the Board of Directors authorized conversion of all outstanding restricted stock and unexercised stock options into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866, $1,639 and $519 in connection with the liquidating distributions on September 8, 2000, December 14, 2001 and December 30, 2002, respectively. The estimated remaining liability for settlement of the LSAR's at April 4, 2003 is $1,102 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

7.  CONTINGENCIES

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted claims and other obligations represents management's judgment as to the estimated amounts required to settle such claims and obligations. Ultimate settlement amounts for such claims are expected to differ from estimates recorded at April 4, 2003. Accordingly, it is not possible to predict with certainty the amount required for such claims. However, management believes that the outcome will not have a material adverse effect on the Company's net assets in liquidation.



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

The financial statements are presented on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets,
(ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions. Liquidating distributions of $12.00 per share, $2.00 per share and $.50 per share were paid on September 8, 2000, December 14, 2001 and December 30, 2002, respectively, to holders of Class A (non-voting) and Class B (voting) common stock.

Sale of Assets

On July 25, 2000, the Company completed the sale of its subsidiary, SAFCO Technologies, Inc. (SAFCO), to Agilent Technologies, Inc. (Agilent) for an adjusted cash price of $121,426. Proceeds of $1,500 are held in an escrow account to cover a potential obligation that was not finalized with Agilent at April 4, 2003. Management estimates that this obligation, including settlement costs, will be settled for approximately $300.

On July 26, 2000, the Company completed the sale of its subsidiary, GAI-Tronics Corporation (GTC), to Hubbell Incorporated (Hubbell) for an adjusted cash price of $36,246. The Company provided certain indemnifications through July 2001 under the representations and warranties sections of the purchase agreement. During the third quarter of 2001, Hubbell submitted notification of an indemnification claim. There has been no activity since the notification of the potential claim was submitted, and the Company believes that if the claim is pursued, it will not have a material effect on the net assets in liquidation. The Company has purchased certain insurance to minimize its exposure on some, but not all, of the areas for which they are indemnifying Hubbell.

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

Effective April 1, 2002, the Company entered into an amendment agreement with the buyer of XEL to modify the promissory note and working capital loan held in connection with the sale of XEL. The modified note and loan have reduced principal amounts aggregating $1,900 at inception. The amendment agreement provides for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold prior to December 28, 2003, the Company would receive 50% of all proceeds in excess of $1,900. The amendment agreement allowed the Company to begin receiving monthly payments on the principal balance and to obtain a tax benefit in 2002 for the reduction in face value of the note. At April 4, 2003, the aggregate unpaid balance of the note and loan is $887. The reported value of the amended note in the Statements of Net Assets in Liquidation at April 4, 2003 is net of a valuation reserve of $350 based on the estimated realization values of XEL's net assets.

The sale of XEL excluded the building it occupies in Aurora, Colorado. On December 26, 2002 the Company sold this building to an unrelated third party for $200 in cash and a six-month note for $1,225. The note bears interest, payable quarterly, at 5% per annum and is secured by the building. The value of the building, net of sale and related costs, had been reported at $3,363 in the Statement of Net Assets in Liquidation at December 28, 2001. Due to the unfavorable real estate market, the estimated realizable value of the building was reduced by $1,992 in the third quarter of 2002. This change resulted in an estimated additional tax benefit of $641, reduced the estimated liability for settlement of LSAR's (see note 6) by $203 and reduced the net assets in liquidation by $1,148, or $.18 per share.

On April 3, 2002, the Company completed the sale of its undeveloped land near Reading, PA for $651 in cash. The estimated value of the land was included in other assets in the Statements of Net Assets in Liquidation for periods prior to the sale.

Financial Condition

Pursuant to the Plan, after payment or provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales, together with other available cash, will be distributed from time to time pro rata to the holders of the common stock. The record dates with respect to each distribution will be selected by the Board of Directors. Liquidating distributions of $74,582 or $12.00 per share, $12,430 or $2.00 per share and $3,107 or $.50 per share were paid on September 8, 2000, December 14, 2001 and December 30, 2002, respectively.

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted claims and other obligations included in accrued and other liabilities represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of April 4, 2003. Accordingly, it is not possible to predict with certainty the amount required for such claims.

The reported value of net assets in liquidation is subject to adjustment as estimated values of assets and liabilities are reevaluated each period and as assets are sold or liabilities are settled for amounts different from estimates reported in previous periods.

Liquidity and Capital Resources

On April 4, 2003, the Company had cash and cash equivalents of $11,429. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

The Company estimates that its total capital expenditures during the liquidation period will be insignificant.

In August 2003, the Company will reach the end of the three-year statutory dissolution period prescribed by Delaware law. At that time, the Company anticipates that it will own certain assets that will not have been converted to cash and it will have certain actual and contingent liabilities that will not have been settled. A portion of these assets, in amounts sufficient to pay the estimated liabilities, will be transferred into a liquidating trust for the benefit of stockholders. Prior to the transfer, the Company expects to pay a liquidating distribution equal to the amount of cash that is not required to fund its estimated and contingent liabilities. The Board of Directors will determine the amount and timing of such distribution.

Other

In connection with the adoption of the Plan, the Board of Directors authorized conversion of all outstanding restricted stock and unexercised stock options into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866, $1,639 and $519 in connection with the liquidating distributions on September 8, 2000, December 14, 2001 and December 30, 2002, respectively. The estimated remaining liability for settlement of the LSAR's at April 4, 2003 is $1,102 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's only financial instruments with market risk exposure are short-term cash investments which total $11,442 at April 4, 2003. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the year of approximately $114. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the Statements of Net Assets in Liquidation.

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

Date:  May 12, 2003




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

Date:  May 12, 2003
                                                     /s/ Timothy S. Cobb
                                                     Timothy S. Cobb
                                                     Chairman, President and
                                                     Chief Executive Officer

* In lieu of income statements and balance sheets, the Company's Form 10-Q includes statements of net assets in liquidation and statements of changes in net assets in liquidation. The certifications made herein should be construed accordingly.

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

Date:  May 12, 2003
                                                      /s/ Paul H. Snyder
                                                      Paul H. Snyder
                                                      Senior Vice President and
                                                      Chief Financial Officer

* In lieu of income statements and balance sheets, the Company's Form 10-Q includes statements of net assets in liquidation and statements of changes in net assets in liquidation. The certifications made herein should be construed accordingly.