Form 10-Q
period 2003-07-04
SALIENT 3 COMMUNICATIONS INC
filed 2003-08-08
CIK 740763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. - 20549
_________________________
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2003

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
                        Yes  X      No
                            ----       ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  Yes         NO  X
                      ----       ----
                                                Class A        Class B
                                                -------        -------
Number of shares of each class of
common stock outstanding as of
July 4, 2003 (excluding 2,770,476
Class A treasury shares):                      5,953,011        261,813
                                               ---------        -------


SALIENT 3 COMMUNICATIONS, INC.
INDEX

Part I.  Financial Information
Item 1.
 Statements of Net Assets in Liquidation
  at July 4, 2003 (unaudited) and January 3, 2003

 Statements of Changes in Net Assets in Liquidation for the six months ended July 4, 2003 and June 28, 2002 (unaudited)

Notes to Financial Statements

Item 2.

 Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Item 3.

 Quantitative and Qualitative Disclosures About Market Risk

Item 4.

 Controls and Procedures


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits


Part I. Financial Information

 Salient 3 Communications, Inc.
 Statements of Net Assets in Liquidation
 July 4, 2003 (Unaudited) and January 3, 2003
 (000's except for share and per share information)

                                                 July 4,          January 3,
                                                   2003              2003
                                                 -------          ----------
 ASSETS

 Cash and cash equivalents                    $    17,886       $    10,280

 Investments in liquidation                         1,823             3,183

 Income tax refunds receivable                        -                 890

 Other assets                                           7             2,068
                                                   ------            ------
      Total Assets                                 19,716            16,421
                                                   ------            ------



 LIABILITIES

 Accrued and other liabilities                $     9,123       $    10,133

 Income taxes                                       3,445               -
                                                   ------            ------
      Total Liabilities                            12,568            10,133
                                                   ------            ------


      Net assets in liquidation               $     7,148       $     6,288
                                                   ======            ======

      Number of common shares outstanding       6,214,824         6,214,824
                                                =========         =========

      Net assets in liquidation
        per outstanding share                 $      1.15       $      1.01
                                                     ====              ====

 The accompanying notes are an integral part of these financial statements.

Salient 3 Communications, Inc.
Statements of Changes In Net Assets In Liquidation
Six Months Ended July 4, 2003 and June 28, 2002
(Unaudited)
(000's)

                                                    Six Months    Six Months
                                                       Ended        Ended
                                                   July 4, 2003  June 28, 2002
                                                   ------------  -------------

Net assets in liquidation, beginning of period      $   6,288    $    8,984
                                                        -----         -----
Changes in estimated liquidation values
  of assets and liabilities:
  Investments in liquidation                              337          (350)
  Other assets                                            203           512
  Accrued and other liabilities                           421           490
  Income tax refunds receivable                          (101)         (211)
                                                        -----         -----
  Net changes in estimated liquidation values             860           441
                                                        -----         -----

Liquidating distributions to stockholders                 -             -
                                                        -----         -----
Net assets in liquidation, end of period            $   7,148    $    9,425
                                                        =====         =====


Supplemental Cash Information:
Changes in cash and cash equivalents
  Net proceeds from sales of subsidiaries               1,697            43
  Cash receipts for other assets                        2,264         1,019
  Payment of accrued liabilities                         (589)       (1,905)
  Income tax refunds (payments)                         4,234           (16)
                                                        -----         -----
Net changes in cash and cash equivalents            $   7,606    $     (859)
                                                        =====         =====


 The accompanying notes are an integral part of these financial statements.





SALIENT 3 COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
July 4, 2003
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

The valuation of assets and liabilities at their estimated net realizable values and anticipated settlement amounts necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any liquidating distributions will depend upon a variety of factors including, but not limited to, (i) the actual proceeds from the sale of the Company's subsidiaries and other assets,
(ii) the ultimate settlement amounts of its liabilities and obligations, including indemnifications provided in connection with subsidiary sale transactions, (iii) actual costs incurred in connection with carrying out the Plan, including administrative costs during the liquidation period, and (iv) the actual timing of distributions. Liquidating distributions of $12.00 per share, $2.00 per share and $.50 per share were paid on September 8, 2000, December 14, 2001 and December 30, 2002, respectively, to holders of Class A (non-voting) and Class B (voting) common stock. On July 17, 2003, the Company announced that its Board of Directors had declared a liquidating distribution of $1.00 per share, payable August 8, 2003.

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

Investments in liquidation include the estimated net realizable values of subsidiary sale proceeds collectible after July 4, 2003 and January 3, 2003, less related unpaid costs of the sales.

On July 25, 2000, the Company completed the sale of its subsidiary, SAFCO Technologies, Inc. (SAFCO), to Agilent Technologies, Inc. (Agilent) for an adjusted cash price of $121,426. Proceeds of $1,500 were held in an escrow account to cover a potential obligation of the Company that was not finalized with Agilent. Management estimated that the cost of settling this obligation would be approximately $300. On June 17, 2003, the obligation was settled for $324, including settlement costs, and the remaining escrow balance of $1,205, including earned interest, was paid to the Company.

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

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president for $4,900, in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit that expired on March 31, 2001. The working capital loan, plus interest at 5% per annum, was due December 29, 2002. If XEL was resold to another party prior to December 30, 2002, the Company would receive full payment on the promissory note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL was resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds in excess of $5,000. If there was a default in payment of the principal or interest on the promissory note, the Company had the right to retake control of XEL. The note and working capital loan were together valued at $1,900 in the Statements of Net Assets in Liquidation at December 28, 2001, based on the estimated realization values of XEL's assets.

Effective April 1, 2002, the Company entered into an amendment agreement with the buyer of XEL to modify the promissory note and working capital loan held in connection with the sale of XEL. The modified note and loan have reduced principal amounts aggregating $1,900 at inception. The amendment agreement provided for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold prior to December 28, 2003, the Company would receive 50% of all proceeds in excess of $1,900. The amendment agreement allowed the Company to begin receiving monthly payments on the principal balance and to obtain a tax benefit in 2002 for the reduction in face value of the note. At July 4, 2003, the aggregate unpaid balance of the note and loan was $598. A valuation reserve provided in previous periods was eliminated as of July 4, 2003, and the note was paid in full on July 31, 2003.

The sale of XEL excluded the building it occupies in Aurora, Colorado. On December 26, 2002, the Company sold this building to an unrelated third party for $200 in cash and a six-month note for $1,225. On June 30, 2003, the maturity date of the note was extended to August 10, 2003 and the note was paid in full on July 29, 2003. The note bore interest, payable quarterly, at 5% per annum and was secured by the building. The value of the building, net of sale and related costs, had been reported at $3,363 in the Statement of Net Assets in Liquidation at December 28, 2001. Due to the unfavorable real estate market, the estimated realizable value of the building was reduced by $1,992 in the third quarter of 2002. This change resulted in an estimated additional tax benefit of $641, reduced the estimated liability for settlement of LSAR's (see note 7) by $203 and reduced the net assets in liquidation by $1,148, or $.18 per share.

4.	OTHER ASSETS

On June 30, 2003, the Company received a net payment of $1,669 in full settlement of a note receivable from the 1998 sale of Resource Consultants, Inc. (RCI), a former subsidiary, and in settlement of an obligation of the Company to RCI in connection with the sale of RCI. The estimated value of the note was included in other assets in the Statements of Net Assets in Liquidation for periods prior to the settlement.

5.	INCOME TAXES

All income tax accounts reflect the liquidation basis of accounting. The estimated amounts of income tax refunds receivable reflect federal and state income taxes, at statutory rates, which would become refundable if the assets are realized and liabilities settled at the amounts shown, net of amounts accrued for potential liabilities for adjustments of transactions reported on prior year tax returns. The estimated tax refunds at January 3, 2003 primarily result from anticipated carrybacks of tax losses that arise from tax deductible costs of carrying out the plan of liquidation and settling other accrued liabilities. The estimates are subject to significant variation if, among other things, the actual values of assets sold vary from current estimates, the amounts or timing of settlement of liabilities differ from current estimates, or there are potential adjustments related to the sales and other transactions.

6.	ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities include estimates of costs to be incurred in carrying out the Plan, provisions for known liabilities and provisions for certain claims and other obligations at July 4, 2003. The accrued costs include salaries and related expenses of officers and employees assigned to effect the sales and carry out the Plan and legal and accounting fees expected to be incurred during the period of liquidation. Accrued liabilities also include the estimated future distributions to holders of limited stock appreciation rights.

The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time required to complete the Plan and the outcome of certain contingencies.

7.	OPTIONS AND WARRANTS

In connection with adoption of the Plan, the Board of Directors authorized conversion of all outstanding restricted stock and unexercised stock options into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866, $1,639 and $519 in connection with the liquidating distributions on September 8, 2000, December 14, 2001 and December 30, 2002, respectively. The estimated remaining liability for settlement of the LSAR's at July 4, 2003 is $1,238 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

8.	CONTINGENCIES

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted claims and other obligations represents management's judgment as to the estimated amounts required to settle such claims and obligations. Ultimate settlement amounts for such claims are expected to differ from estimates recorded at July 4, 2003. Accordingly, it is not possible to predict with certainty the amount required for such claims. However, management believes that the outcome will not have a material adverse effect on the Company's net assets in liquidation.

9.	LIQUIDATING TRUST

On July 17, 2003, the Company announced that its Board of Directors had declared a liquidating distribution of $1.00 per share, payable August 8, 2003. The Board also authorized the transfer of all of the Company's remaining assets and liabilities to a liquidating trust, following payment of the liquidating distribution on August 8, 2003. Stockholders of record as of August 8, 2003 will receive a beneficial interest in the liquidating trust, equal to their pro-rata ownership interest in the Company. The purpose of the liquidating trust is to dispose of the then remaining assets of the Company, satisfy all outstanding liabilities and distribute any remaining assets to the beneficial owners of the liquidating trust.

Any distribution of the assets from the liquidating trust will be subject to the prior satisfaction of the liabilities transferred to the liquidating trust. Accordingly, there can be no assurance of the amount or timing of distributions from the liquidating trust, if any. The satisfaction of these liabilities, as well as any liabilities that may result from any future material claims against the liquidating trust and the administrative expenses incurred by the liquidating trust could reduce or eliminate distributions from the liquidating trust.

Under Delaware law, the Company will cease to exist as a legal entity on August 11, 2003, the third anniversary of the filing of the Company's Certificate of Dissolution. Upon transfer of its remaining assets and liabilities to the liquidating trust, the Company will close its stock transfer books and discontinue recording transfers and sales of shares of its common stock. It will also request that its common stock immediately cease trading on the OTC Bulletin Board. The Company also expects to file a Form 15 with the Securities and Exchange Commission to terminate the registration of its common stock under the Securities Exchange Act of 1934 and cease filing periodic reports.


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

Sale of Assets

On July 25, 2000, the Company completed the sale of its subsidiary, SAFCO Technologies, Inc. (SAFCO), to Agilent Technologies, Inc. (Agilent) for an adjusted cash price of $121,426. Proceeds of $1,500 were held in an escrow account to cover a potential obligation that was not finalized with Agilent. Management estimated that the cost of settling this obligation would be approximately $300. On June 17, 2003, the obligation was settled for $324, including settlement costs, and the remaining escrow balance of $1,205, including earned interest, was paid to the Company.

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

On December 29, 2000, the Company completed the sale of XEL Communications, Inc. (XEL) to a company controlled by XEL's president for $4,900, in the form of a promissory note bearing interest payable monthly at 8%, with the principal due after 24 months. In connection with the sale, the Company loaned XEL $359 under a working capital line of credit that expired on March 31, 2001. The working capital loan, plus interest at 5% per annum, was due December 29, 2002. If XEL was resold to another party prior to December 30, 2002, the Company would receive full payment on the note and working capital loan and 70% of all proceeds in excess of $5,000. If XEL was resold after December 29, 2002 but prior to December 30, 2003, the Company would receive 50% of all proceeds in excess of $5,000. If there was a default in payment of the principal or interest on the promissory note, the Company had the right to retake control of XEL. The note and working capital loan were together valued at $1,900 in the Statements of Net Assets in Liquidation at December 28, 2001, based on the estimated realization values of XEL's assets.

Effective April 1, 2002, the Company entered into an amendment agreement with the buyer of XEL to modify the promissory note and working capital loan held in connection with the sale of XEL. The modified note and loan have reduced principal amounts aggregating $1,900 at inception. The amendment agreement provided for 15 monthly payments of $102, including interest of 8%, with a balloon payment for the balance outstanding of $500 at July 31, 2003. If XEL is resold prior to December 28, 2003, the Company would receive 50% of all proceeds in excess of $1,900. The amendment agreement allowed the Company to begin receiving monthly payments on the principal balance and to obtain a tax benefit in 2002 for the reduction in face value of the note. At July 4, 2003, the aggregate unpaid balance of the note and loan is $598. A valuation reserve provided in previous periods was eliminated as of July 4, 2003, and the note was paid in full on July 31, 2003.

The sale of XEL excluded the building it occupies in Aurora, Colorado. On December 26, 2002 the Company sold this building to an unrelated third party for $200 in cash and a six-month note for $1,225. On June 30, 2003, the maturity date of the note was extended to August 10, 2003 and the note was paid in full on July 29, 2003. The note bore interest, payable quarterly, at 5% per annum and was secured by the building. The value of the building, net of sale and related costs, had been reported at $3,363 in the Statement of Net Assets in Liquidation at December 28, 2001. Due to the unfavorable real estate market, the estimated realizable value of the building was reduced by $1,992 in the third quarter of 2002. This change resulted in an estimated additional tax benefit of $641, reduced the estimated liability for settlement of LSAR's by $203 and reduced the net assets in liquidation by $1,148, or $.18 per share.

On June 30, 2003, the Company received a net payment of $1,669 in full settlement of a note receivable from the 1998 sale of Resource Consultants, Inc. (RCI), a former subsidiary, and in settlement of an obligation of the Company to RCI in connection with the sale of RCI. The estimated value of the note was included in other assets in the Statements of Net Assets in Liquidation for periods prior to the settlement.

On April 3, 2002, the Company completed the sale of its undeveloped land near Reading, PA for $651 in cash. The estimated value of the land was included in other assets in the Statements of Net Assets in Liquidation for periods prior to the sale.

Financial Condition

Pursuant to the Plan, after payment or provision for payment of the Company's indebtedness and other obligations, the cash proceeds of any asset sales, together with other available cash, will be distributed from time to time pro rata to the holders of the common stock. The record dates with respect to each distribution will be selected by the Board of Directors. Liquidating distributions of $74,582 or $12.00 per share, $12,430 or $2.00 per share and $3,107 or $.50 per share were paid on September 8, 2000, December 14, 2001 and December 30, 2002, respectively. On July 17, 2003, the Company announced that its Board of Directors had declared a liquidating distribution of $1.00 per share, payable August 8, 2003.

Before distributing assets to its stockholders, the Company is required by Delaware law to make provision for all known claims and obligations and any unasserted claims that are reasonably likely to arise after the certificate of dissolution became effective. The accrual for asserted claims and other obligations included in accrued and other liabilities represents management's judgment as to the estimated amounts required to settle such claims, should they arise and should they have merit. Ultimate settlement amounts for such claims are expected to differ from estimates recorded as of July 4, 2003. Accordingly, it is not possible to predict with certainty the amount required for such claims.

The reported value of net assets in liquidation is subject to adjustment as estimated values of assets and liabilities are reevaluated each period and as assets are sold or liabilities are settled for amounts different from estimates reported in previous periods.

Liquidity and Capital Resources

On July 4, 2003, the Company had cash and cash equivalents of $17,886. The future cash needs of the Company will be dependent on the continuing implementation of the Plan. The Company believes that its cash and cash equivalents, its collection of deferred payments on sales of subsidiaries and its conversion of other assets to cash will be sufficient to fund its working capital requirements through the completion of the Plan.

The Company estimates that its total capital expenditures during the liquidation period will be insignificant.

Under Delaware law, the Company will cease to exist as a legal entity on August 11, 2003, the third anniversary of the filing of the Company's Certificate of Dissolution. On July 17, 2003, the Company announced that its Board of Directors had declared a liquidating distribution of $1.00 per share, payable August 8, 2003. The Board also authorized the transfer of all of the Company's remaining assets and liabilities to a liquidating trust, following payment of the liquidating distribution on August 8, 2003. Stockholders of record as of August 8, 2003 will receive a beneficial interest in the liquidating trust, equal to their pro-rata ownership interest in the Company. The purpose of the liquidating trust is to dispose of the then remaining assets of the Company, satisfy all outstanding liabilities and distribute any remaining assets to the beneficial owners of the liquidating trust. The Trustees of the liquidating trust will determine the amount and timing of such distributions.

Other

In connection with the adoption of the Plan, the Board of Directors authorized conversion of all outstanding restricted stock and unexercised stock options into Limited Stock Appreciation Rights (LSAR's). In addition, all warrant holders were given the opportunity to convert their warrants into LSAR's. These rights entitle the holder to receive cash payments for each share equal to the difference between the aggregate per share liquidating distribution payable to stockholders upon liquidation and the per share exercise price applicable to each converted option or warrant. In August, 2000, 1,097,200 options and 705,555 warrants were converted into LSAR's. Holders of LSAR's were paid $1,866, $1,639 and $519 in connection with the liquidating distributions on September 8, 2000, December 14, 2001 and December 30, 2002, respectively. The estimated remaining liability for settlement of the LSAR's at July 4, 2003 is $1,238 and is included in accrued and other liabilities in the Statements of Net Assets in Liquidation.

Forward-Looking Statements

This Form 10-Q contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company, including statements regarding the timing and outcome of the sale of the Company's assets, its dissolution and liquidation and the expected distributions therefrom. Such statements are only predictions and involve risks and uncertainties, and actual events or performance may differ materially from that expressed in any such forward-looking statements. Potential risks and uncertainties include, without limitation: ultimate values realizable for unsold assets, adjustments to subsidiary sale prices, collection of deferred payments on sales of assets, post-closing indemnification obligations relating to subsidiary sales, costs and expenses relating to the dissolution, including income taxes, and the nature and amount of any unknown contingent liabilities. Further information on factors that could affect the Company's future financial performance can be found in the Company's other filings with the Securities and Exchange Commission. Words such as "estimates", "anticipated", "yields", "should generate", "appears", "viewed", "could", "would position", "expected", "does not expect" and "should allow" indicate the presence of forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's only financial instruments with market risk exposure are short-term cash investments which total $17,962 at July 4, 2003. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the year of approximately $180. This interest amount, less a related tax effect, would have no effect on the net assets in liquidation per outstanding share since interest income on cash investments is not accrued in the Statements of Net Assets in Liquidation.

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

Date:  August 7, 2003




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

Date:  August 7, 2003
                                                      /s/ Timothy S. Cobb
                                                      -------------------
                                                      Timothy S. Cobb
                                                      Chairman, President and
                                                      Chief Executive Officer

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

Date:  August 7, 2003
                                                      /s/ Paul H. Snyder
                                                      ------------------
                                                      Paul H. Snyder
                                                      Senior Vice President and
                                                      Chief Financial Officer

* In lieu of income statements and balance sheets, the Company's Form 10-Q includes statements of net assets in liquidation and statements of changes in net assets in liquidation. The certifications made herein should be construed accordingly.